Form 10QSB
period 1996-06-30
GATEWAY BANCORP INC/KY
filed 1996-08-13
CIK 931066

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
           (Mark One)
            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended     JUNE 30, 1996
                                              -------------------------------

                                       OR

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ___________ to _____________

                Commission File Number       0-25204
                                      ------------------------------

                             GATEWAY BANCORP, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



           KENTUCKY                                     61-1269067
 ------------------------------              --------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)


  2717 LOUISA STREET, CATLETTSBURG, KENTUCKY               41129
- ------------------------------------------------------------------------------
    (Address of principal executive offices)             (Zip Code)


                                 (606) 739-4126
                 -----------------------------------------------
                 (Issuer's telephone number, including area code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X           No
   -----           -----

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      As of August 9, 1996, there were issued and outstanding 1,132,372 shares of the Registrant's Common Stock. As of December 31, 1994, Catlettsburg Federal Savings and Loan Association, the Registrant's wholly-owned subsidiary, had not yet completed its mutual-to-stock conversion and reorganization into a holding company format. The financial information presented herein for December 31, 1994 is for Catlettsburg Federal Savings and Loan Association only.

      Transitional Small Business Disclosure Format (check one):


Yes              No  X
   -----           -----

                      GATEWAY BANCORP, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS

                               *****************

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets (as of June 30,
         1996 (unaudited) and December 31, 1995) .......................     3

         Consolidated Statements of Income (for the three
         months ended June 30, 1996 and 1995 (unaudited)) ..............     4

         Consolidated Statements of Income (for the
         six months ended June 30, 1996 and 1995
         (unaudited)) ..................................................     5

         Consolidated Statements of Changes in
         Stockholders' Equity (for the six months
         ended June 30, 1996 (unaudited) and the year
         ended December 31, 1995) ......................................     6

         Consolidated Statements of Cash Flows (for the six
         months ended June 30, 1996 and 1995 (unaudited)) ..............     7

         Notes to Consolidated Financial Statements ....................  8-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ........................... 11-14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .............................................    15

Item 2.  Changes in Securities .........................................    15

Item 3.  Defaults Upon Senior Securities ...............................    15

Item 4.  Submission of Matters to a Vote of Security Holders ...........    15

Item 5.  Other Information .............................................    15

Item 6.  Exhibits and Reports on Form 8-K ..............................    16

Signatures .............................................................    17

                      GATEWAY BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                     JUNE 30,     DECEMBER 31,
                   ASSETS                              1996           1995
                                                    -----------   ------------
                                                    (UNAUDITED)
CASH AND CASH EQUIVALENTS                           $ 2,407,456   $ 6,542,257

INVESTMENT SECURITIES HELD TO MATURITY               21,245,930    21,443,489

LOANS RECEIVABLE, net                                17,222,487    16,920,304

MORTGAGE-BACKED SECURITIES
 HELD TO MATURITY                                    29,550,289    27,618,404

ACCRUED INTEREST RECEIVABLE                             460,553       493,502

OFFICE PROPERTIES AND EQUIPMENT                         368,179       366,995

PREPAID INCOME TAXES                                     44,825          -

OTHER ASSETS                                             49,017        23,725
                                                     ----------    -----------

                                                     $71,348,736   $73,408,676
                                                     ===========   ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                             $53,376,268   $53,287,904

FEDERAL INCOME TAXES PAYABLE:
  Current                                                   -           66,730
  Deferred                                               121,745        96,872

DIVIDENDS PAYABLE                                           -        1,366,717

ACCRUED INTEREST PAYABLE                                  39,574        35,155

OTHER LIABILITIES                                         54,719        77,035
                                                     ----------    -----------
          Total liabilities                           53,592,306    54,930,413
                                                     ----------    -----------
[caad 214]STOCKHOLDERS' EQUITY:
  Common stock                                            11,324        11,970
   Employee  benefit plans                            (1,020,784)   (1,098,907)
  Additional paid-in capital                          10,256,856    10,849,388
  Retained earnings-substantially restricted          8,509,034      8,715,812
                                                     -----------   -----------
          Total stockholders' equity                  17,756,430    18,478,263
                                                     -----------   -----------

                                                     $71,348,736   $73,408,676
                                                     ===========   ===========

                      GATEWAY BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME


                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                      JUNE 30,      JUNE 30,
                                                       1996           1995
                                                    -----------    -----------
                                                    (UNAUDITED)    (UNAUDITED)
INTEREST INCOME:
  Loans receivable-
   Mortgage loans                                   $  319,689     $  254,701
   Other loans                                          11,405         12,129
  Investment securities                                348,021        387,983
  Mortgage-backed and related securities               489,027        522,099
  Other interest-earning assets                         12,976         51,527
                                                    ----------     ----------
          Total interest income                      1,181,118      1,228,439
                                                    ----------     ----------

INTEREST EXPENSE:
  Passbook savings                                      28,853         38,775
  Certificates of deposit                              658,759        628,843
                                                    ----------     ----------
          Total interest expense                       687,612        667,618
                                                    ----------     ----------

          Net interest income                          493,506        560,821

PROVISION FOR LOAN LOSSES                                 -             5,000
                                                    ----------     ----------

          Net interest income after provision
           for loan losses                             493,506        555,821
                                                    ----------     ----------

NON-INTEREST INCOME:
  Gain on foreclosed real estate                        10,094           -
  Gain on investments                                    2,000           -
  Loan fees                                               -               275
  Other                                                  2,454          1,471
                                                    ----------     ----------
          Total non-interest income                     14,548          1,746
                                                    ----------     ----------

NON-INTEREST EXPENSE:
  Compensation and benefits                             94,930        111,196
  Occupancy and equipment                                8,659          8,537
  SAIF deposit insurance premium                        30,357         61,008
  Other                                                136,785        116,886
                                                    ----------     ----------
          Total non-interest expense                   270,731        297,627
                                                    ----------     ----------

INCOME BEFORE PROVISION FOR INCOME TAXES               237,323        259,940

PROVISION FOR INCOME TAXES                              68,663         88,816
                                                    ----------     ----------

NET INCOME                                          $  168,660     $  171,124
                                                    ==========     ==========

NET INCOME PER SHARE                                $      .15     $      .14
                                                    ==========     ==========

                      GATEWAY BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME



                                                    FOR THE SIX MONTHS ENDED
                                                   --------------------------
                                                      JUNE 30,      JUNE 30,
                                                       1996           1995
                                                    -----------    -----------
                                                    (UNAUDITED)    (UNAUDITED)
INTEREST INCOME:
  Loans receivable-
   Mortgage loans                                    $  639,021    $  490,905
   Other loans                                           23,164        23,392
  Investment securities                                 647,974       698,865
  Mortgage-backed and related securities                955,330     1,025,647
  Other interest-earning assets                          99,742       121,309
                                                     ----------    ----------
          Total interest income                       2,365,231     2,360,118
                                                     ----------    ----------

INTEREST EXPENSE:
  Passbook savings                                       99,483        93,524
  Certificates of deposit                             1,282,806     1,180,228
                                                     ----------    ----------
          Total interest expense                      1,382,289     1,273,752
                                                     ----------    ----------

          Net interest income                           982,942     1,086,366

PROVISION FOR LOAN LOSSES                                  -           10,000
                                                     ----------    ----------

          Net interest income after provision
           for loan losses                              982,942     1,076,366
                                                     ----------    ----------

NON-INTEREST INCOME:
  Gain on foreclosed real estate                         14,181          -
  Gain on investments                                     2,000          -
  Loan fees                                                -              925
  Other                                                   4,544         3,559
                                                     ----------    ----------
          Total non-interest income                      20,725         4,484
                                                     ----------    ----------

NON-INTEREST EXPENSE:
  Compensation and benefits                             190,716       186,276
  Occupancy and equipment                                18,932        19,691
  SAIF deposit insurance premium                         60,812        92,651
  Other                                                 242,030       201,341
                                                     ----------    ----------
          Total non-interest expense                    512,490       499,959
                                                     ----------    ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                491,177       580,891

PROVISION FOR INCOME TAXES                              152,318       195,746
                                                     ----------    ----------

NET INCOME                                           $  338,859    $  385,145
                                                     ==========    ==========

NET INCOME PER SHARE                                 $      .30    $      .32
                                                     ==========    ==========

                      GATEWAY BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                               RETAINED
                                                                   EMPLOYEE     ADDITIONAL     EARNINGS-        TOTAL
                                                  COMMON           BENEFIT       PAID-IN     SUBSTANTIALLY  STOCKHOLDERS'
                                                  STOCK             PLANS        CAPITAL       RESTRICTED      EQUITY
                                                  -----             -----        -------       ----------      ------
BALANCES, December 31, 1994                      $  -           $      -       $      -       $ 9,593,390    $ 9,593,390

NET INCOME, year ended December 31, 1995            -                  -              -           820,661        820,661

COMMON STOCK ISSUED, $.01 par value               12,446           (500,000)    11,698,818           -        11,211,264

DIVIDENDS DECLARED, $1.50 per share                 -                  -          (387,445)    (1,456,890)    (1,844,335)

ESOP SHARES RELEASED, 7,746 shares                  -                77,460        (14,545)          -            62,915

RRP STOCK PURCHASED, 49,782 shares                  -              (721,839)          -              -          (721,839)

RRP STOCK AMORTIZED, 3,136 shares                   -                45,472           -              -            45,472

PURCHASE OF 47,600 TREASURY SHARES                  (476)              -          (447,440)      (241,349)      (689,265)
                                                 -------        -----------     -----------   -----------    -----------

BALANCES, December 31, 1995                       11,970         (1,098,907)    10,849,388      8,715,812     18,478,263

NET INCOME, six months ended
  June 30, 1996 (unaudited)                         -                  -              -           338,859        338,859

DIVIDENDS DECLARED, $.20
  per share (unaudited)                             -                  -              -          (223,839)      (223,839)

ESOP SHARES RELEASED, 3,268 shares
  (unaudited)                                       -                32,680         14,689          7,631         55,000

RRP STOCK AMORTIZED, 3,136
  shares (unaudited)                                -                45,443            -             -            45,443

PURCHASE OF 64,598 TREASURY
  SHARES (unaudited)                                (646)              -           (607,221)     (329,429)      (937,296)
                                                 -------        -----------     -----------   -----------    -----------

BALANCES, June 30, 1996 (unaudited)              $11,324        $(1,020,784)    $10,256,856   $ 8,509,034    $17,756,430
                                                 =======        ===========     ===========   ===========    ===========

                      GATEWAY BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE SIX MONTHS ENDED
                                                            ------------------------------
                                                            JUNE 30,             JUNE 30,
                                                              1996                 1995
                                                            --------             --------
                                                           (UNAUDITED)          (UNAUDITED)
OPERATING ACTIVITIES:
   Net  income                                             $   338,859         $   385,145
  Adjustments to reconcile net income to net
   cash provided by operating activities-
    Gain on investments                                          2,000                -
    Provision for depreciation                                  10,285               9,853
    Amortization and accretion                                 (45,230)            (40,222)
    Provision for deferred income taxes                         24,873              12,876
    Provision for loan losses                                     -                 10,000
    ESOP compensation                                            6,000              33,386
    RRP compensation                                            45,443                -
    FHLB  stock  dividends                                     (26,000)            (22,900)
    (Increase) decrease in accrued interest receivable          32,949             (70,182)
    Increase in other assets                                   (25,292)               (209)
    Decrease (increase) in prepaid income taxes               (111,555)              2,135
    Increase in accrued interest payable                         4,419              14,887
    Decrease in other liabilities                              (28,316)            (98,218)
                                                           -----------         -----------
       Net cash provided by operating activities               228,435             236,551
                                                           -----------         -----------


INVESTING ACTIVITIES:
    Net increase in loans                                     (302,183)         (3,133,357)
    Purchases of investment securities                     (13,030,499)         (5,073,117)
    Maturities of investment securities                     12,920,030           2,109,827
    Sales and calls of investment securities                   350,000                -
    Purchases of mortgage-backed securities                 (4,933,375)         (1,879,244)
    Principal collected on mortgage-backed securities        3,028,748           1,756,535
    Purchases of office properties and equipment               (11,469)            (20,859)
                                                           -----------         -----------
       Net cash used for investing activities               (1,978,748)         (6,240,215)
                                                           -----------         -----------

FINANCING ACTIVITIES:
    Net decrease in savings accounts                          (203,005)         (3,955,869)
    Net increase (decrease) in certificates of
      deposit                                                  291,369          (2,919,349)
    Decrease in prepaid stock conversion costs                    -                278,054
    Net proceeds from sale of stock                               -             11,208,525
    Dividends paid                                          (1,535,556)           (238,914)
    Purchase of common stock                                  (937,296)               -
                                                           -----------         -----------
       Net cash provided by (used for)
         financing activities                               (2,384,488)          4,372,447
                                                           -----------         -----------

DECREASE IN CASH AND CASH EQUIVALENTS                       (4,134,801)         (1,631,217)

CASH AND CASH EQUIVALENTS, beginning of period               6,542,257           7,394,270
                                                           -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                   $ 2,407,456         $ 5,763,053
                                                           ===========         ===========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
   Federal income taxes paid                               $   239,000         $   200,300
                                                           ===========         ===========

   Interest paid on deposit accounts                       $ 1,377,870         $ 1,258,865
                                                           ===========         ===========

                      GATEWAY BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF FINANCIAL STATEMENT PRESENTATION

           Gateway Bancorp, Inc. (the "Company") was incorporated under Kentucky law in October 1994 by Catlettsburg Federal Savings and Loan Association in connection with its conversion (the "Conversion") to a federally-chartered stock savings bank known as "Catlettsburg Federal Savings Bank" (the "Bank"). The Conversion was completed on January 18, 1995. See
Note 2 herein.

            The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995. The results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

  BUSINESS

            The Company's principal business is conducted through the Bank which conducts business from its main office located in Catlettsburg, Kentucky, and one full-service branch located in Grayson, Kentucky. The Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), which is the Bank's chartering authority and primary regulator. The Bank is also subject to regulation by the Federal Deposit Insurance Corporation ("FDIC"), as the administrator of the SAIF, and to certain reserve requirements established by the Federal Reserve Board ("FRB"). The Bank is a member of the Federal Home Loan Bank of Cincinnati ("FHLB").

  PRINCIPLES OF CONSOLIDATION

             The consolidated financial statements include the accounts of the Company, the Bank, and the Bank's one wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation. Additionally, certain reclassifications may have been made in order to conform with the current period's presentation. The accompanying consolidated financial statements have been prepared on the accrual basis.

(2)  CONVERSION TRANSACTION

             On January 18, 1995, (i) the Bank converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank and (ii) the Company acquired all of the common stock of the Bank in the Conversion. As part of the Conversion, the Company issued 1,244,570 shares of its Common Stock. Total proceeds of $12,445,700 were reduced by $500,000 for shares to be purchased by the Employee Stock Ownership Plan ("ESOP") and by approximately $737,200 for conversion expenses. As a result of the Conversion, the Company contributed approximately $5,900,000 of additional capital to the Bank and retained the balance of the proceeds.

(3)  NET INCOME PER SHARE

             Net income per share for the three months and six months ended June 30, 1996 and 1995 was computed using the weighted average (1,140,618 and 1,195,900, respectively) number of shares outstanding. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating net income per share.

(4)  DIVIDENDS PER SHARE

             For purposes of recording dividends, dividends paid on unallocated ESOP shares are not considered dividends for financial reporting purposes. There were 11,014 and 3,073 shares released to the ESOP at June 30, 1996 and 1995, respectively.

(5)  CHANGE IN FISCAL YEAR

            On March 29, 1995, the Company established December 31 as its fiscal year end, effective as of December 31, 1994. The Company took this action in order to report its results as a public company in a manner which is consistent with the way the Bank has traditionally conducted its business.

(6)  PURCHASE OF COMMON STOCK

             During the six months ended June 30, 1996, the Company purchased 64,598 shares of its outstanding common stock on the open market. In accordance with the 1988 amendment to the Kentucky Business Corporation Act, the purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued. The shares are available for reissuance.

(7)  EMPLOYEE STOCK OWNERSHIP PLAN

             The Company has established the ESOP for employees of the Company and the Bank effective upon the Conversion. Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $500,000 for the initial purchase of the ESOP shares. The loan is due and payable in forty
(40) equal quarterly installments of $12,500 beginning March 31, 1995, plus interest at the rate of 8.75% per annum. The Company will make scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period. ESOP compensation expense recorded during the three months and six months ended June 30, 1996 and 1995 was $3,000 and $16,626, and $6,000 and $33,386, respectively. The Company used $44,361 in dividends on unallocated ESOP shares to pay the quarterly debt service due on March 31, 1996 and June 30, 1996.

(8)  RECOGNITION AND RETENTION PLAN AND TRUST

             At the Company's Annual Meeting of Stockholders held on June 29, 1995, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. The Office of Thrift Supervision indicated its non-objection to the RRP plan provisions on June 7, 1995. As of December 31, 1995, the Company had purchased 49,782 shares in the open market to fund the RRP at an aggregate cost of $721,839. As of June 30, 1996, 41,938 of the shares available under the RRP have been awarded to the Company's Board of Directors and the Bank's executive officers and other key employees, subject to vesting and other provisions of the RRP.

             At June 30, 1996, the deferred cost of unearned RRP shares totaled $630,924 and is recorded as a charge against stockholders' equity. Compensation expense will be recognized ratably over the five year vesting period only for those shares awarded. The Company recorded compensation expense related to the RRP of $22,707 and $45,443 for the three months and six months ended June 30, 1996, respectively.

(9)  STOCK OPTION PLAN

             At the Company's Annual Meeting of Stockholders held on June 29, 1995, the 1995 Stock Option Plan (the "Plan") was approved by the Company's stockholders. A total of 124,457 shares may be issued pursuant to the Plan. Through June 30, 1996 an aggregate of 73,423 stock options have been granted to the Company's Board of Directors, and the Bank's executive officers and other key employees. These options are subject to vesting provisions as well as other provisions of the Plan. Such options were not dilutive during the three and six months ended June 30, 1996. No options have been exercised as of June 30, 1996.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FINANCIAL CONDITION

            Assets. Total assets decreased by $2.1 million, or 2.9%, from $73.4 million at December 31, 1995 to $71.3 million at June 30, 1996. The decrease consisted primarily of decreases in cash and cash equivalents and investment securities of a $4.1 million and $.2 million, offset by increases in loans receivable, net and mortgage-backed securities held to maturity of $.3 million and $1.9 million, respectively.

            Cash and Cash Equivalents. The $4.1 million decrease in cash and cash equivalents, or 63.1%, is attributable to cash utilized during the period of approximately $1.5 million to pay dividends, and $.9 million to purchase treasury stock. The remaining decrease in cash resulted primarily from purchases of mortgage-backed securities. The $1.5 million decrease in cash resulting from the payment of dividends included $1.4 million in dividends declared in 1995, but not paid until 1996.

            Investment Securities. The Company's investment portfolio declined $.2 million, or .9%, from $21.4 million at December 31, 1995 to $21.2 million at June 30, 1996. The modest decline was not attributable to any significant factor.

            Loans Receivable. Loans receivable increased $.3 million, or 1.8%, from $16.9 million at December 31, 1995 to $17.2 million at June 30, 1996. Mortgage loan demand has been slow during the first six months of 1996.

            Mortgage-Backed Securities. The Company continues to invest heavily in mortgage-backed securities. The securities increased $1.9 million, or 6.9%, from $27.6 million at December 31, 1995 to $29.5 million at June 30, 1996. The increase is attributable to purchases of these mortgage-related products during the period to offset the lower mortgage loan demand.

            Deposits. Deposits increased by $88,000 from December 31, 1995 to June 30, 1996. The Company continues to offer competitive interest rates on deposits, but due to adequate liquidity levels, has found it unnecessary at this time to actively solicit new deposit accounts.

           Stockholders' Equity. Stockholders' equity decreased $.7 million, or 3.8%, from $18.5 million at December 31, 1995 to $17.8 million at June 30, 1996. The decrease was largely due to the purchase of treasury stock during the period for $.9 million, offset by the addition of net income for the six month period. See page six of Consolidated Financial Statements.

           RESULTS OF OPERATIONS

           Net income decreased $2,464, or 1.4%, from $171,124 for the three months ended June 30, 1995, to $168,660 for the three months ended June 30, 1996. For the comparable six month periods, net income decreased $46,286, or 12.0%, from $385,145 to $338,859. The three month decrease resulted from a decrease in net interest income of $67,315, partially offset by an increase in non-interest income of $12,802 and decreases in non-interest expenses, the provision for loan losses and the provision for income taxes of $26,896, $5,000 and $20,153, respectively. The six month decrease resulted from a decrease in net interest income of

$103,424 and an increase in non-interest expenses of $12,531, partially offset by reductions in the provisions for loan losses and income taxes of $10,000 and $43,428, respectively, and an increase in non-interest income of $16,241.

            Total interest income decreased $47,321, or 3.9%, for the three months ended June 30, 1996 as compared to 1995. For the six month period, total interest income increased a modest $5,113. The decrease for the three month period is reflective of the decline in the Company's interest earning assets due to cash requirements for dividends and stock repurchases.

            Total interest expense increased $19,994, or 3.0%, and $108,537, or 8.5%, for the three and six months ended June 30, 1996 and 1995, respectively. The increases were largely due to increases in market rates of interest during 1996 as compared to 1995.

            No provision for loan losses was made for the three months or six months ended June 30, 1996, as compared to a $5,000 per quarter provision for each comparable period of 1995. The Company was significantly increasing the volume of its mortgage loan portfolio during the first part of 1995, and therefore, was increasing the estimate of the required level of the allowance for loan losses. For the first six months of 1996, management deemed the allowance for loan losses to be adequate, therefore, no provision for loan losses was considered necessary.

            Non-interest income increased $12,802 during the June, 1996 quarter as compared to 1995. For the six month period, non-interest income increased $16,241, such increases being primarily the result of $10,094 for the three months, and $14,181 for the six months, in partial recoveries on foreclosed real estate losses incurred in prior years.

            Non-interest expenses were $270,731 for the quarter ending June 30, 1996, as compared to $297,627 for the quarter ending June 30, 1995, a decrease of $26,896, or 9.0%. This resulted primarily from decreases in compensation and benefits of $16,266 and SAIF deposit insurance premiums of $30,651, offset by an increase in other expenses of $19,899. The decline in compensation and benefits was due to the Company using dividends in 1996 to pay debt service on the Employee Stock Ownership Plan, which was partially offset by contributions in 1996 to the Company's Recognition and Retention Plan and Trust. SAIF deposit insurance premiums decreased due to a change by the SAIF in 1995, from a semi-annual to a quarterly billing period. Other expenses increased due to increased costs associated with operating as a public company.

            For the 1996 and 1995 six month periods, non-interest expenses were $512,490 and $499,959, respectively. The slight increase consisted of increases in compensation and benefits and other expenses of $4,440 and $40,689, respectively, which was partially offset by a decrease in SAIF deposit insurance premiums of $31,839. Compensation and benefits increased due to six months funding of the Company's Recognition and Retention Plan and Trust, which was adopted on June 29, 1995, partially offset by the reduction in contributions to the ESOP. Other expenses increased, and SAIF deposit insurance premiums decreased, due to the reasons as described above.

           The provision for income taxes decreased $20,153 for the quarter, and $43,428 for the six month period ended June 30, 1996, due to lower pretax income.

           LIQUIDITY AND CAPITAL RESOURCES

           The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank has been able to generate sufficient cash through its deposits. At June 30, 1996, the Bank had no outstanding advances from the Federal Home Loan Bank of Cincinnati or other borrowings.

            Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investment and mortgage-backed securities and residential mortgage loans. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At June 30, 1996, the total approved loan commitments outstanding amounted to $387,675. At the same date, there were no commitments under unused lines of credit. Certificates of deposit scheduled to mature in one year or less at June 30, 1996, totaled $34.4 million. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that with interest rates at higher levels than have been experienced in recent months, it will continue to have sufficient funds to meet its current commitments. At June 30, 1996, the Bank had a liquidity ratio of 13.5%, which exceeded the required minimum liquid asset ratio of 5.0%.

            At June 30, 1996, the Bank had regulatory capital which was well in excess of applicable limits. At June 30, 1996, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At June 30, 1996, the Bank's tangible capital was $16.6 million or 23.6% of adjusted total assets, core capital was $16.6 million or 23.6% of adjusted total assets and risk-based capital was $16.7 million or 81.2% of adjusted risk-weighted assets, exceeding the requirements by $15.5 million, $14.4 million and $15.0 million, respectively.

           RECAPITALIZATION OF SAIF AND RELATED LEGISLATIVE PROPOSALS

           The deposits of the Bank are currently insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved a fully funded status in contrast to the SAIF and, therefore, as discussed below, the FDIC recently substantially reduced the average deposit insurance premium paid by BIF-insured commercial banks to a level substantially below the average premium paid by SAIF-insured institutions.

            In late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points for institutions in the lowest risk category. Accordingly, in the absence of further legislative action, SAIF members such as the Bank will be competitively disadvantaged as compared to commercial banks by the resulting premium differential. It is anticipated that, under present conditions, it will be at least several years before the SAIF reaches a reserve ratio of 1.25% of insured deposits.

           The U.S. House of Representatives and Senate have actively considered legislation which would have eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The proposed legislation would have provided that all SAIF member institutions pay a special one-time assessment to recapitalize the SAIF, which in the aggregate would have been sufficient to bring the reserve ratio in the SAIF to 1.25% of the insured deposits. Based on the current level of reserves maintained by the SAIF, it was anticipated that the amount of the special assessment required to recapitalize the SAIF would have been approximately 80 to 85 basis points of the SAIF-assessable deposits. It was anticipated that after the recapitalization of the SAIF, premiums paid by SAIF-insured institutions would be reduced to match those currently being assessed BIF-insured commercial banks. The legislation also provided for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

            The legislation discussed above had been, for some time, included as part of a fiscal 1996 federal budget bill, but was eliminated prior to the bill being enacted on April 26, 1996. In light of the legislation's elimination and the uncertainty of the legislative process generally, management cannot predict whether legislation reducing SAIF premiums and/or imposing a special one-time assessment will be adopted, or, if adopted, the amount of the assessment, if any, that would be imposed on the Bank.

            If legislation were to be enacted in the future which would assess a one-time special assessment of 85 basis points, the Bank would (based upon the Bank's SAIF deposits as of June 30, 1996) pay approximately $300,000, net of related tax benefits. In addition, the enactment of such legislation might have the effect of immediately reducing the Bank's capital by such an amount. Nevertheless, management does not believe, based upon the foregoing assumptions, that a one-time assessment of this nature would have a material adverse effect on the Company's consolidated financial condition.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          There are no material legal proceedings to which the Registrant or any of its subsidiaries is a part, or to which any of their property is subject.

Item 2.   CHANGES IN SECURITIES

          Not applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a) An annual meeting of stockholders ("Annual Meeting") was held on May 9, 1996.

          b)    Not applicable.

          c) Three matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

                1) Proposal to elect a) two directors for a one year term expiring in 1997 - John H. Fugeman and Harold Freedman each received votes for 1,065,210; not voted 110,460; b) two directors for a two year term expiring in 1998 - Hunter E. Clark and Thomas C. Ewing, III each received votes for 1,065,210; not voted 110,460; and c) two directors for a three year term expiring in 1999 - Rebecca R. Jackson and Charles M. Hedrick each received votes for 1,065,210; not voted 110,460.

                2)  Proposal to con sider and approve the amendment of
                    Article VII.A. of the Company's Articles of Incorporation to classify the Board of Directors into three classes - votes for 819,384; against 100,740; abstain 36,820; not voted 218,726.

                3) Proposal to ratify the appointment by the Board of Directors of Kelley, Galloway & Company, PSC as the Company's independent auditors for the fiscal year ending December 31, 1996 - votes for 1,060,635; against 1,575;
                    abstain 3,000; not voted 110,460.

         (d)    Not applicable.

Item 5.  OTHER INFORMATION

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a)    Exhibits:

                NO.    DESCRIPTION                                       PAGE

                3.3   Articles of Correction of Gateway Bancorp, Inc.
                      dated April 11, 1995                                E-1

                3.4   Articles of Amendment of Gateway Bancorp, Inc.
                      dated June 18, 1996                                 E-2

                27    Financial Data Schedule                             E-4

          b)    No Form 8-K reports were filed during the quarter.

SIGNATURES

           In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GATEWAY BANCORP, INC.



Date: AUGUST 9, 1996         By: /s/ REBECCA R. JACKSON
      -----------------         -----------------------------------------
                                 Rebecca R. Jackson, President and
                                 Chief Executive Officer


Date: AUGUST 9, 1996         By: /s/ PAMELA HOWARD
      -----------------         -----------------------------------------
                                 Pamela Howard, Assistant Secretary/
                                 Treasurer (chief accounting officer)