Form 10QSB
period 1996-09-30
GATEWAY BANCORP INC/KY
filed 1996-11-12
CIK 931066

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB
(MARK ONE)
/X/           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED     SEPTEMBER 30, 1996
                                       ----------------------------
                                                    OR

/ /           TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM      TO
                                             ----    ----

              COMMISSION FILE NUMBER       0-25204
                                     --------------------


                            GATEWAY BANCORP, INC.
---------------------------------------------------------------------------
    (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


            KENTUCKY                               61-1269067
      -------------------                     --------------------
 (STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                2717 LOUISA STREET, CATLETTSBURG, KENTUCKY  41129
---------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (606) 739-4126
               -------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE
PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  X  NO
   ----    ----

    STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

    AS OF NOVEMBER 1, 1996, THERE WERE ISSUED AND OUTSTANDING 1,113,872 SHARES OF THE REGISTRANT'S COMMON STOCK. AS OF DECEMBER 31, 1994, CATLETTSBURG FEDERAL SAVINGS AND LOAN ASSOCIATION, THE REGISTRANT'S WHOLLY-OWNED SUBSIDIARY, HAD NOT YET COMPLETED ITS MUTUAL-TO-STOCK CONVERSION AND REORGANIZATION INTO A HOLDING COMPANY FORMAT. THE FINANCIAL INFORMATION PRESENTED HEREIN FOR DECEMBER 31, 1994 IS FOR CATLETTSBURG FEDERAL SAVINGS AND LOAN ASSOCIATION ONLY.


    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):


YES     NO  X
   ----    ----

                         GATEWAY BANCORP, INC. AND SUBSIDIARY

                                  TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets (as of September 30,
         1996 (unaudited) and December 31, 1995)                         3

         Consolidated Statements of Income (for the three
         months ended September 30, 1996 and 1995 (unaudited))           4

         Consolidated Statements of Income (for the
         nine months ended September 30, 1996 and 1995
         (unaudited))                                                    5

         Consolidated Statements of Changes in
         Stockholders' Equity (for the nine months
         ended September 30, 1996 (unaudited) and the year
         ended December 31, 1995)                                        6

         Consolidated Statements of Cash Flows (for the nine
         months ended September 30, 1996 and 1995 (unaudited))           7

         Notes to Consolidated Financial Statements                   8-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         11-14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              15

Item 2.  Changes in Securities                                          15

Item 3.  Defaults Upon Senior Securities                                15

Item 4.  Submission of Matters to a Vote of Security Holders            15

Item 5.  Other Information                                              15

Item 6.  Exhibits and Reports on Form 8-K                               15

Signatures                                                              16

                         GATEWAY BANCORP, INC. AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS

                                                 SEPTEMBER 30,            DECEMBER 31,
              ASSETS                                 1996                     1995
                                                 ------------             ------------
                                                 (UNAUDITED)

CASH AND CASH EQUIVALENTS                        $ 2,887,510               $ 6,542,257

INVESTMENT SECURITIES HELD TO MATURITY            18,511,339                21,443,489

LOANS RECEIVABLE, net                             18,141,443                16,920,304

MORTGAGE-BACKED SECURITIES
 HELD TO MATURITY                                 29,065,308                27,618,404

ACCRUED INTEREST RECEIVABLE                          340,585                   493,502

OFFICE PROPERTIES AND EQUIPMENT                      363,036                   366,995

INCOME TAXES REFUNDABLE                              117,812                     --

OTHER ASSETS                                          69,135                    23,725
                                                 -----------               -----------
                                                 $69,496,168               $73,408,676
                                                 -----------               -----------
                                                 -----------               -----------

               LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                         $51,490,403               $53,287,904

INCOME TAXES PAYABLE:
  Current                                            --                         66,730
  Deferred                                            93,385                    96,872

DIVIDENDS PAYABLE                                    --                      1,366,717

ACCRUED INTEREST PAYABLE                              49,288                    35,155

ACCRUED SAIF SPECIAL ASSESSMENT                      338,631                    --

OTHER LIABILITIES                                     99,785                    77,035
                                                 -----------               -----------

          Total liabilities                       52,071,492                54,930,413
                                                 -----------               -----------

STOCKHOLDERS' EQUITY:
  Common stock                                        11,139                   11,970
  Employee benefit plans                            (981,923)               (1,098,907)
  Additional paid-in capital                      10,088,573                10,849,388
  Retained earnings-
  substantially restricted                         8,306,887                 8,715,812
                                                 -----------               -----------
          Total stockholders' equity              17,424,676                18,478,263
                                                 -----------               -----------

                                                 $69,496,168               $73,408,676
                                                 -----------               -----------
                                                 -----------               -----------

                                         -3-

                         GATEWAY BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF INCOME

                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                                SEPTEMBER 30,             SEPTEMBER 30,
                                                    1996                      1995
                                                ------------              -------------
                                                 (UNAUDITED)               (UNAUDITED)
INTEREST INCOME:
  Loans receivable-
   Mortgage loans                                 $  333,774                $  292,381
   Other loans                                        10,203                    12,408
  Investment securities                              344,506                   309,917
  Mortgage-backed and related securities             494,780                   505,912
  Other interest-earning assets                       13,259                    60,302
                                                 -----------               -----------
          Total interest income                    1,196,522                 1,180,920
                                                 -----------               -----------

INTEREST EXPENSE:
  Passbook savings                                    38,506                    36,120
  Certificates of deposit                            610,590                   657,892
                                                 -----------               -----------
          Total interest expense                     649,096                   694,012
                                                 -----------               -----------
          Net interest income                        547,426                   486,908
PROVISION FOR LOAN LOSSES                              --                        5,000
                                                 -----------               -----------
          Net interest income after provision
           for loan losses                           547,426                   481,908
                                                 -----------               -----------
NON-INTEREST INCOME:
  Gain on foreclosed real estate                        --                       --
  Gain on investments                                   --                       --
  Loan fees                                             --                          50
  Other                                                3,036                     1,222
                                                 -----------               -----------
          Total non-interest income                    3,036                     1,272
                                                 -----------               -----------

NON-INTEREST EXPENSE:
  Compensation and benefits                           90,821                   111,479
  Occupancy and equipment                              9,110                     8,236
  SAIF deposit insurance premium                     369,655                    15,272
  Professional services                               15,851                    32,114
  Other taxes                                         13,620                    11,700
  Other                                               49,951                    50,469
                                                 -----------               -----------
          Total non-interest expense                 549,008                   229,270
                                                 -----------               -----------
INCOME BEFORE PROVISION FOR INCOME TAXES               1,454                   253,910

PROVISION FOR INCOME TAXES                            (2,033)                   82,546
                                                 -----------               -----------
NET INCOME                                       $     3,487               $   171,364
                                                 -----------               -----------
                                                 -----------               -----------
NET INCOME PER SHARE                                    $.00                     $.14
                                                 -----------               -----------
                                                 -----------               -----------


                         GATEWAY BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF INCOME

                                                       FOR THE NINE MONTHS ENDED
                                                       -------------------------
                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                                    1996                       1995
                                                ------------              -------------
                                                 (UNAUDITED)                (UNAUDITED)


INTEREST INCOME:
  Loans receivable-
   Mortgage loans                                $   972,795               $   783,286
   Other loans                                        33,367                    35,800
  Investment securities                              992,480                 1,008,782
  Mortgage-backed and related securities           1,450,110                 1,531,559
  Other interest-earning assets                      113,001                   181,611
                                                 -----------               -----------
          Total interest income                    3,561,753                 3,541,038
                                                 -----------               -----------
INTEREST EXPENSE:
  Passbook savings                                   137,989                   129,644
  Certificates of deposit                          1,893,396                 1,838,120
                                                 -----------               -----------
          Total interest expense                   2,031,385                 1,967,764
                                                 -----------               -----------
          Net interest income                      1,530,368                 1,573,274
PROVISION FOR LOAN LOSSES                             --                        15,000
                                                 -----------               -----------
          Net interest income after provision
           for loan losses                         1,530,368                 1,558,274
                                                 -----------               -----------
NON-INTEREST INCOME:
  Gain on foreclosed real estate                      14,181                    --
  Gain on investments                                  2,000                    --
  Loan fees                                           --                           975
  Other                                                7,580                     4,781
                                                 -----------               -----------
          Total non-interest income                   23,761                     5,756
                                                 -----------               -----------
NON-INTEREST EXPENSE:
  Compensation and benefits                          281,537                   306,597
  Occupancy and equipment                             28,042                    27,927
  SAIF deposit insurance premium                     430,467                   107,923
  Professional services                              108,956                   104,979
  Other taxes                                         45,327                    35,100
  Other                                              167,169                   146,703
                                                 -----------               -----------
          Total non-interest expense               1,061,498                   729,229
                                                 -----------               -----------
INCOME BEFORE PROVISION FOR INCOME TAXES             492,631                   834,801

PROVISION FOR INCOME TAXES                           150,285                   278,292
                                                 -----------               -----------
NET INCOME                                       $   342,346               $   556,509
                                                 -----------               -----------
                                                 -----------               -----------
NET INCOME PER SHARE                                    $.30                      $.46
                                                 -----------               -----------
                                                 -----------               -----------

                                         -5-

                         GATEWAY BANCORP, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                           RETAINED
                                                              EMPLOYEE      ADDITIONAL     EARNINGS-         TOTAL
                                                 COMMON        BENEFIT       PAID-IN     SUBSTANTIALLY   STOCKHOLDERS'
                                                 STOCK          PLANS        CAPITAL      RESTRICTED         EQUITY
                                                -------       ---------      -------     -------------   -------------
BALANCES, December 31, 1994                     $  --        $    --         $     --     $ 9,593,390     $ 9,593,390

NET INCOME, year ended December 31, 1995           --             --               --         820,661         820,661

COMMON STOCK ISSUED,  $.01 par value             12,446          (500,000)    11,698,818       --          11,211,264

DIVIDENDS DECLARED,  $1.50 per share               --              --           (387,445)  (1,456,890)     (1,844,335)

ESOP SHARES RELEASED,  7,746 shares                --              77,460        (14,545)      --              62,915

RRP STOCK PURCHASED,  49,782 shares                --            (721,839)        --           --            (721,839)

RRP STOCK AMORTIZED,  3,136 shares                 --              45,472         --           --              45,472

PURCHASE OF 47,600 TREASURY SHARES                 (476)           --           (447,440)    (241,349)       (689,265)
                                                -------       -----------    -----------  -----------     -----------
BALANCES, December 31, 1995                      11,970        (1,098,907)    10,849,388    8,715,812      18,478,263

NET INCOME, nine months ended
  September 30, 1996 (unaudited)                   --              --             --          342,346         342,346

DIVIDENDS DECLARED, $.30 per share
  (unaudited)                                      --              --             --         (332,051)       (332,051)

ESOP SHARES RELEASED, 4,882 shares
  (unaudited)                                      --              48,820        20,306       (14,126)         55,000

RRP STOCK AMORTIZED, 4,701 shares
  (unaudited)                                      --              68,164         --            --             68,164
                                                -------       -----------    -----------  -----------     -----------

PURCHASE OF 83,098 TREASURY SHARES
  (unaudited)                                      (831)           --           (781,121)    (405,094)     (1,187,046)

BALANCES, September 30, 1996
  (unaudited)                                   $11,139       $  (981,923)   $10,088,573  $ 8,306,887     $17,424,676
                                                -------       -----------    -----------  -----------     -----------
                                                -------       -----------    -----------  -----------     -----------

                         GATEWAY BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE NINE MONTHS ENDED
                                                      ---------------------------
                                                SEPTEMBER 30,             SEPTEMBER 30,
                                                   1996                        1995
                                                ------------              -------------
OPERATING ACTIVITIES:                            (Unaudited)                (Unaudited)
  Net income                                     $   342,346               $   556,509
  Adjustments to reconcile net income to net
   cash provided by operating activities--
    Gain on sale of investments                        2,000                    --
    Provision for depreciation                        15,428                    14,361
    Amortization and accretion                       (55,167)                  (58,449)
    Provision for deferred income taxes               (3,487)                    9,430
    Provision for loan losses                         --                        15,000
    ESOP compensation                                  9,000                    53,650
    RRP compensation                                  68,164                    22,736
    FHLB stock dividends                             (39,400)                  (35,500)
    Net change in --
       Accrued interest receivable                   152,917                   133,171
       Other assets                                  (41,415)                  (44,800)
       Income taxes refundable                      (184,542)                   (3,573)
       Accrued interest payable                       14,133                    21,095
       Other liabilities                              13,750                   (88,839)
       Accrued SAIF special assessment               338,631                     --
                                                ------------              -------------
          Net cash provided by
          operating activities                       632,358                    594,791
                                                ------------              -------------

INVESTING ACTIVITIES:
  Net increase in loans                           (1,221,139)                (4,953,732)
  Purchases of investment securities             (13,280,499)                (8,573,117)
  Maturities of investment securities             15,920,030                  7,956,442
  Sales and calls of investment securities           350,000                     --
  Purchases of mortgage-backed securities         (5,837,034)                (1,895,510)
  Principal collected on mortgage-backed
   securities                                      4,425,316                  2,774,565
  Purchases of office properties and
      equipment                                      (11,469)                   (20,860)
                                                ------------              -------------
          Net cash provided by (used for)
          investing activities                       345,205                 (4,712,212)
                                                ------------              -------------
FINANCING ACTIVITIES:
  Net decrease in savings accounts                  (389,142)                (4,225,036)
  Net decrease in certificates of deposit         (1,408,359)                (2,815,520)
  Decrease in prepaid stock conversion costs          --                        278,054
  Net proceeds from sale of stock                     --                     11,217,907
  Purchase of RRP stock                               --                       (721,839)
  Dividends paid                                  (1,647,763)                  (358,371)
  Purchase of common stock                        (1,187,046)                    --
                                                ------------              -------------
          Net cash provided by (used for)
           financing activities                   (4,632,310)                 3,375,195
                                                ------------              -------------
DECREASE IN CASH AND CASH EQUIVALENTS             (3,654,747)                  (742,226)

CASH AND CASH EQUIVALENTS, beginning of period     6,542,257                  7,394,270
                                                ------------              -------------
CASH AND CASH EQUIVALENTS, end of period          $2,887,510              $   6,652,044
                                                ------------              -------------
                                                ------------              -------------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
   Income taxes paid                                $309,000              $     292,000
                                                ------------              -------------
                                                ------------              -------------
   Interest paid                                  $2,017,252              $   1,946,669
                                                ------------              -------------
                                                ------------              -------------

                                         -7-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FINANCIAL CONDITION

         ASSETS. Total assets decreased by $3.9 million, or 5.3%, from $73.4 million at December 31, 1995 to $69.5 million at September 30, 1996. The decrease consisted primarily of decreases in cash and cash equivalents and investment securities of $3.7 million and $2.9 million, respectively, offset by increases in loans receivable, net, and mortgage-backed securities held to maturity of $1.2 million and $1.5 million, respectively.

         CASH AND CASH EQUIVALENTS. The $3.7 million decrease in cash and cash equivalents, or 56.9%, is primarily attributable to cash utilized during the period of approximately $1.6 million to pay dividends, and $1.2 million to purchase treasury stock. The remaining decrease in cash resulted from purchases of mortgage-backed securities. The $1.6 million decrease in cash resulting from the payment of dividends included $1.4 million in dividends declared in 1995, but not paid until 1996.

         INVESTMENT SECURITIES. The Company's investment portfolio declined $2.9 million, or 13.5%, from $21.4 million at December 31, 1995, to $18.5 million at September 30, 1996. The decline was attributable to lower levels of purchases during the period in order to use cash generated from scheduled maturities for other financing activities.

         LOANS RECEIVABLE. Loans receivable increased $1.2 million, or 7.1%, from $16.9 million at December 31, 1995, to $18.1 million at September 30, 1996. Mortgage loan demand increased during the third quarter of 1996, primarily in single family dwelling loans made at variable interest rates.

         MORTGAGE-BACKED SECURITIES. The Company continues to invest heavily in mortgage-backed securities. The portfolio increased $1.5 million, or 5.4%, from $27.6 million at December 31, 1995, to $29.1 million at September 30, 1996. The increase reflects a normal replenishment of the portfolio during the period.

         DEPOSITS. Deposits decreased by $1.8 million, or 3.3%, from $53.3 million at December 31, 1995, to $51.5 million at September 30, 1996. The Company continues to offer competitive interest rates on deposits, but due to adequate liquidity levels, has found it unnecessary at this time to actively solicit new deposit accounts.

         STOCKHOLDERS' EQUITY. Stockholders' equity decreased $1.1 million, or 5.9%, from $18.5 million at December 31, 1995, to $17.4 million at September 30, 1996. The decrease was largely due to the purchase of treasury stock during the period for $1.2 million.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

         NET INCOME. Net income decreased $167,877, or 98.0%, from $171,364 for the 1995 quarter to $3,487 for the 1996 quarter. The primary reason for the decline was a $338,631 pretax charge in the third quarter of 1996, reflecting the consequences of the one-time assessment by the FDIC to restore the SAIF insurance fund to the statutorily prescribed level of 1.25% of insured deposits. If not for this one-time assessment, net income for the 1996 quarter would have been $226,983, or a 32.5% increase, over the 1995 quarter. See note (10) to the consolidated financial statements.

         NET INTEREST INCOME. For the 1996 three month period, net interest income increased $60,518, or 12.4%, from $486,908 for the 1995 period to $547,426 for 1996. The increase resulted from an increase in interest income of $15,602 and a decrease in interest expense of $44,916.

         INTEREST INCOME. The $15,602, or 1.3%, increase in interest income for the third quarter resulted from increases in interest income on mortgage loans and investment securities of $41,393 and $34,589, which was partially offset by decreases in interest income on mortgage-backed and related securities and other interest-earning assets of $11,132 and $47,043, respectively. The increase in mortgage loan interest is largely due to upward rate adjustments on the Bank's variable rate portfolio during 1996, and to a lesser extent, from increased volume. The increase in interest on investment securities is due to a higher yielding portfolio in 1996 as compared to 1995, offset by a modest decline in volume. Mortgage-backed and related securities interest declined due to a temporary 1996 third quarter decrease in the average volume of the portfolio as compared to the 1995 comparable quarter. Interest from other-interest earning assets declined due to the significant decline during the 1996 quarter in the average balances of other interest-earning assets.

         INTEREST EXPENSES. The $44,916, or 6.5%, decrease in interest expense for the three months ended September 30, 1996 as compared to 1995, is reflective of the decline during 1996 in the average balances of interest-bearing liabilities as compared to the 1995 quarter. Due to ample levels of liquidity, management has found it unnecessary in 1996 to solicit new funding sources in the form of deposits.

         NON-INTEREST INCOME. For the three months ended September 30, 1996, as compared to 1995, non-interest income increased $1,764, to $3,036. The Bank does not generate significant levels of non-interest income.

         NON-INTEREST EXPENSE. For the first three months of 1996, non-interest expense increased $319,738, or 139.5%. Without the $338,631 charge for the special one-time SAIF assessment as described above, non-interest expense would have decreased by $18,893, or 8.2%. Of the $319,738 total increase, $354,383 was due to increases in the SAIF deposit insurance premiums, which was partially offset by reductions in compensation and benefits expense of $20,658, or 18.5%, and professional services of $16,263, or 50.6%.

         The decrease in compensation and benefits included a reduction in ESOP compensation expense of $19,919 due to the Company electing to utilize dividends on unallocated ESOP shares to pay the quarterly debt service requirements during the period. Professional services declined due to the timing of expenditures associated with the Company operating as a public company.

         PROVISION FOR INCOME TAXES. The provision for income taxes declined for the three months ending September 30, 1996 as compared to 1995 due to lower pretax income.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

         NET INCOME. Net income decreased $214,163, or 38.5%, from $556,509 for the 1995 nine month period to $342,346 for the first three quarters of 1996. If not for the consequences of the one-time SAIF special assessment as described above, the 1996 nine month period net income would have been $565,842, or a 1.7% increase, over 1995.

         NET INTEREST INCOME. For the 1996 nine month period, net interest income decreased $42,906, or 2.7%, to $1,530,368 for the 1996 period from $1,573,274 for 1995. The decrease resulted from an increase in interest income of $20,715, which was more than offset by the $63,621 increase in interest expense.

         INTEREST INCOME. The $20,715, or 0.6%, increase in interest income for the nine months ended September 30, 1996 as compared to 1995, resulted primarily from increases in interest income on mortgage loans of $189,509, offset by decreases in interest income on investment securities, mortgage-backed and related securities and other interest-earning assets of $16,302, $81,449 and $68,610, respectively. The increase in mortgage loan interest reflects the upward rate adjustments on the Bank's variable rate loan portfolio during 1996, most of these loans being originated during 1995.
 The decrease in interest on investment securities is due to lower volumes during 1996 as compared to 1995, offset by a modest increase in yields. Mortgage-backed and related securities interest declined due to lower 1996 average volumes of the portfolio as compared to the 1995. Interest from other-interest earning assets declined due to the significant decline during the nine months ended September 30, 1996 in the average balances of other interest-earning assets as compared to the 1995 comparable period.

         INTEREST EXPENSE. The $63,621, or 3.2%, increase in interest expense for the nine months ended September 30, 1996 as compared to 1995, reflects the increase in market rates of interest in 1996 as compared to 1995, offset in 1996 by a decline in the average balances of interest-bearing liabilities.

         NON-INTEREST INCOME. For the nine months ended September 30, 1996 as compared to 1995, non-interest income increased $18,005, from $5,756 to $23,761. The largest factor contributing to the increase was the $14,181 in gains on foreclosed real estate during 1996, such gains representing recoveries of losses on sales of foreclosed real estate in prior years.

         NON-INTEREST EXPENSE. For the nine months ended September 30, 1996, non-interest expense increased $332,269, or 45.6%. Without the $338,631 charge for the one-time SAIF special assessment as described above, non-interest expense would have decreased by $6,362, or 0.87%. Of the $332,269 total increase, $322,544 was due to increases in the SAIF deposit insurance premiums, while taxes other than income taxes and other non-interest expenses increased by $10,277 and $20,466, respectively. Compensation and benefits expense declined by $25,060 for the nine months ended September 30, 1996 as compared to 1995.

         The decrease in compensation and benefits included a reduction in ESOP compensation expense of $51,292 due to the Company electing to utilize dividends on unallocated ESOP shares to pay the first three quarterly debt service payments during the period, which was partially offset by an increase in RRP compensation expense of $45,428. The remaining portion of the decrease resulted from the Company capitalizing more salaries and wages during 1996 as compared to 1995, as loan origination costs. Taxes other than income taxes increased due to a higher taxable base for purposes of calculating the Kentucky building and loan tax.

         PROVISION FOR INCOME TAXES. The provision for income taxes declined for the nine months ended September 30, 1996 as compared to 1995 due to lower pretax income.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements.
 The Bank has been able to generate sufficient cash through its deposits. At September 30, 1996, the Bank had no outstanding advances from the Federal Home Loan Bank of Cincinnati or other borrowings.

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investment and mortgage-backed securities and residential mortgage loans. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At September 30, 1996, the total approved loan commitments outstanding amounted to $602,640. At the same date, there were no commitments under unused lines of credit. Certificates of deposit scheduled to mature in one year or less at September 30, 1996, totaled $34.4 million. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that with interest rates at higher levels than have been experienced in recent months, it will continue to have sufficient funds to meet its current commitments. At September 30, 1996, the Bank had a liquidity ratio of 9.51%, which exceeded the required minimum liquid asset ratio of 5.0%.

         At September 30, 1996, the Bank had regulatory capital which was well in excess of applicable limits. At September 30, 1996, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At September 30, 1996, the Bank's tangible capital was $16.6 million or 24.2% of adjusted total assets, core capital was $16.6 million or 24.2% of adjusted total assets and risk-based capital was $16.7 million or 83.3% of adjusted risk-weighted assets, exceeding the requirements by $15.6 million, $14.5 million and $15.1 million, respectively.

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

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995. The results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

 (3) NET INCOME PER SHARE

         Net income per share for the three months and nine months ended September 30, 1996 and 1995 was computed using the weighted average (1,124,875 and 1,196,423, respectively) number of shares outstanding. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating net income per share.

 (4) DIVIDENDS PER SHARE

         For purposes of recording dividends, dividends paid on unallocated ESOP shares are not considered dividends for financial reporting purposes. There were 12,628 and 7,746 shares released to the ESOP at September 30, 1996 and December 31, 1995, respectively.

 (5) CHANGE IN FISCAL YEAR

         On March 29, 1995, the Company established December 31 as its fiscal year end, effective as of December 31, 1994. The Company took this action in order to report its results as a public company in a manner which is consistent with the way the Bank has traditionally conducted its business.

 (6) PURCHASE OF COMMON STOCK

         During the nine months ended September 30, 1996 and the year ended December 31, 1995, respectively, the Company purchased 83,098 and 47,600 shares of its outstanding common stock on the open market. In accordance with the 1988 amendment to the Kentucky Business Corporation Act, the purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued. The shares are available for reissuance.

 (7) EMPLOYEE STOCK OWNERSHIP PLAN

         The Company has established the ESOP for employees of the Company and the Bank effective upon the Conversion. Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $500,000 for the initial purchase of the ESOP shares. The loan is due and payable in forty (40) equal quarterly installments of $12,500 beginning March 31, 1995, plus interest at the rate of 8.75% per annum. The Company will make scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period. ESOP compensation expense recorded during the three months and nine months ended September 30, 1996 and 1995 was $3,000 and $22,920, and $9,000 and $60,293,
respectively. The Company used $66,234 in dividends on unallocated ESOP shares to pay the quarterly debt service through September 30, 1996.

 (8) RECOGNITION AND RETENTION PLAN AND TRUST

         At the Company's 1995 Annual Meeting of Stockholders, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. The Office of Thrift Supervision indicated its non-objection to the RRP plan provisions on September 7, 1995. As of December 31, 1995, the Company had purchased 49,782 shares in the open market to fund the RRP at an aggregate cost of $721,839. As of September 30, 1996, 41,938 of the shares available under the RRP have been awarded to the Company's Board of Directors and the Bank's executive officers and other key employees, subject to vesting and other provisions of the RRP.

         At September 30, 1996, the deferred cost of unearned RRP shares totaled $608,203 and is recorded as a charge against stockholders' equity. Compensation expense will be recognized ratably over the five year vesting period only for those shares awarded. The Company recorded compensation expense related to the RRP of $22,721 and $68,164 for the three months and nine months ended September 30, 1996, respectively, and $22,736 during the three months ended September 30, 1995.

 (9) STOCK OPTION PLAN

         At the Company's 1995 Annual Meeting of Stockholders, the Stock Option Plan (the "Plan") was approved by the Company's stockholders. A total of 124,457 shares may be issued pursuant to the Plan. Through September 30, 1996 an aggregate of 73,423 stock options have been granted to the Company's Board of Directors, and the Bank's executive officers and other key employees. These options are subject to vesting provisions as well as other provisions of the Plan. Such options were not dilutive during the three and nine months ended September 30, 1996. No options have been exercised as of September 30, 1996.

(10) SAIF SPECIAL ASSESSMENT

         On September 30, 1996, Bank Insurance Fund ("BIF")-SAIF reform was enacted as part of the 1997 omnibus appropriations bill. As part of this legislation, thrifts, including the Bank, will pay a special one-time assessment to restore the SAIF insurance fund to the statutorily prescribed level of 1.25% of insured deposits. The assessment rate will be 65.7 basis points on SAIF-insured deposits as of March 31, 1995. Payments for the one-time charge are due November 27, 1996. In accordance with generally accepted accounting principles, the Bank has accrued $338,631 at September 30, 1996, to record this assessment.

         Future quarterly SAIF assessments will be reduced beginning January 1, 1997, to $.064 for every $100 of insured deposits, from the present level of $.23 per $100 of insured deposits. Based upon the $51.5 million of assessable deposits at September 30, 1996, the Bank would expect to pay $21,372 less in insurance premiums per quarter during 1997.

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

          27   Financial Data Schedule                                 E-1

          b)   No Form 8-K reports were filed during the quarter.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GATEWAY BANCORP, INC.



Date: NOVEMBER 7, 1996       By:  /S/ REBECCA R. JACKSON
----------------------       ----------------------------------
                             Rebecca R. Jackson, President and
                             Chief Executive Officer


Date: NOVEMBER 7, 1996       By:  /S/ PAMELA HOWARD
----------------------       -----------------------------------
                             Pamela Howard, Assistant Secretary/
                             Treasurer (chief accounting officer)