Form 10KSB40
period 1996-12-31
GATEWAY BANCORP INC/KY
filed 1997-03-31
CIK 931066

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  X     Annual report under Section 13 or 15(d) of the Securities Exchange Act
-----   of 1934


                   For the fiscal year ended December 31, 1996

                                       OR

        Transition report under Section 13 or 15(d) of the Securities Exchange
-----   Act of 1934


                          Commission File No.: 0-25204

                              GATEWAY BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


               Kentucky                                 61-1269067
-------------------------------------          ---------------------------------
   (State or Other Jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                Identification Number)


 2717 Louisa Street, Catlettsburg, Kentucky                41129
-------------------------------------------    ---------------------------------
        (Address of Principal                           (Zip Code)
         Executive Offices)

         Issuer's Telephone Number, Including Area Code: (606) 739-4126

         Securities registered under Section 12(b) of the Exchange Act:
                                 Not Applicable

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock (par value $.01 per share)
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  No
    ----    ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 ----

Issuer's revenues for its most recent fiscal year:  $4.7 million.

As of March 20, 1997, the aggregate value of the 954,193 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 121,561 shares held by all directors and executive officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") as a group, was approximately $13.8 million. This figure is based on the closing sales price of $14.50 per share of the Registrant's Common Stock on March 20, 1997. Although directors and executive officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 20, 1997:  1,075,754
Transitional Small Business Disclosure Format:  Yes       No  X
                                                    ----    ----

                       DOCUMENTS INCORPORATED BY REFERENCE

        Briefly describe the following documents incorporated by reference and identify the Part of the Form 10- KSB into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

Item 1.        Description of Business

General

        Gateway Bancorp, Inc. (the "Company") is a Kentucky corporation and sole stockholder of Catlettsburg Federal Savings Bank (the "Bank") which converted to the stock form of organization in January 1995. The only significant assets of the Company are the capital stock of the Bank and the net conversion proceeds retained by the Company. The business of the Company initially consists of the business of the Bank.

        The Bank is headquartered in Catlettsburg, Kentucky. At December 31, 1996, the Company had $66.4 million of total consolidated assets, $49.4 million of total consolidated liabilities and $17.0 million of total consolidated stockholders' equity.

        Operating characteristics of the Bank in recent years include the following:

       o Lending and Investment Activities. The Bank's primary lending emphasis has been, and will continue to be, the origination of single-family residential mortgage loans secured by properties located in Boyd, Carter and Greenup Counties, Kentucky. At December 31, 1996, such loans amounted to $16.8 million, or 87.9%, of the Bank's gross loan portfolio. The remainder of the Bank's loan portfolio is comprised of $903,000, or 4.7%, of loans secured by multi-family residential properties, $792,000, or 4.1%, of loans secured by commercial real estate, and $621,000, or 3.3%, of loans secured by savings accounts. Loan originations totaled $5.0 million during the year ended December 31, 1996, of which $4.5 million were single-family residential loans. The Bank has also focused its investing activities in recent years on investment securities of the U.S. Government and Government agencies and mortgage- backed securities issued by quasi-governmental agencies, which involve less risk and less overhead expenditures. At December 31, 1996, investment securities amounted to $17.5 million or 26.4% of total assets, while mortgage-backed securities amounted to $27.7 million or 41.7% of total assets.

       o Profitability. Since its founding in 1935, the Bank has always been profitable. The Company had net income of $530,000 and $821,000 for the years ended December 31, 1996 and 1995, respectively, as compared to the Bank's net income of $694,000 (unaudited) for the year ended December 31, 1994, and $319,000 and $712,000 for the six months ended December 31, 1994 and the year ended June 30, 1994, respectively. The primary reason for the magnitude of the decline in 1996 net income was a $335,937 pretax charge in 1996 reflecting the consequences of the one-time assessment by the Federal Deposit Insurance Corporation ("FDIC") to restore the Savings Association Insurance Fund ("SAIF") to the statutorily prescribed level of 1.25% of insured deposits. If not for this one-time assessment, 1996 net income would have been $751,000, a decrease of $70,000 primarily attributable to a $98,000 reduction in net interest income due to a lower volume of interest-earning assets, and increased compensation costs due to a full year of funding the Company's Recognition and Retention Plan as compared to only a partial year for 1995.

               The Company's net income is primarily dependent on its net interest income, the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income totalled $2.1 million, $2.2 million and $1.8 million for the years ended December 31, 1996, 1995 and 1994 (unaudited), respectively, and $909,000 and $1.7 million for the six months ended December 31, 1994 and the year ended June 30, 1994, respectively, reflecting interest rate spreads of 1.70%, 1.55%, 2.13%, 2.18% (on an annualized basis) and 2.00%, respectively.

               The Bank's interest rate spread has recently been adversely affected by, among other things, the high rates of prepayments of loans and mortgage-backed securities, reflecting the declining interest rate environment in such periods. The Bank's results of operations are also affected by, among other things, changes in interest rates and the relative amounts of interest-earning assets and interest-bearing liabilities maturing or repricing in any period. At December 31, 1996, the Bank's interest-bearing liabilities estimated to mature or reprice within one year exceeded the Bank's interest-earning assets with the same characteristics by $17.5 million or 26.4% of total assets. At December 31, 1996, the carrying value of the Bank's investment securities exceeded the market value of such securities by $100,000, while the market value of the mortgage-backed securities held by the Bank exceeded the carrying value of such securities by $40,000. The Bank has ample liquidity and borrowing authority to cover any funding needs which may arise and, accordingly, is not concerned with the differential in the values of such securities. The Bank has the ability and the intention to hold such securities to maturity.

       o Noninterest Expense. The Company's profitability has been enhanced by management's emphasis on operating efficiency. The Company's efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income) was 62.9%, 41.3% and 42.7% for the years ended December 31, 1996, 1995 and 1994 (unaudited), respectively, and was 48.6% (on an annualized basis) and 38.3%, respectively, for the six months ended December 31, 1994 and the year ended June 30, 1994. The increase for 1996 as compared to 1995 was primarily due to the SAIF special assessment referred to above, without which the 1996 operating efficiency ratio would have been 46.8%. Non-interest income has not been a historical source of profitability.

        o Strong Capital Position. At December 31, 1996, the Bank had total regulatory capital of $16.8 million and exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 25.4%, 25.4% and 86.2%, respectively, as compared to the minimum requirements of 1.5%, 3.0% and 8.0%, respectively.

        The Bank has historically operated its business and filed its tax returns on a calendar year basis although its financial accounting records were maintained on a June 30 fiscal year basis. In order to report its financial results as a public company in a manner which is consistent with the way the Bank has traditionally conducted its business, the Company established December 31 as its fiscal year end, effective as of December 31, 1994.

        The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), which is the Bank's chartering authority and primary regulator. The Bank's deposits are insured by the SAIF, which is administered by the FDIC, to the maximum extent permitted by law. The Bank is also regulated by the FDIC, the administrator of the SAIF. The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System and is a member of the Federal Home Loan Bank ("FHLB") of Cincinnati, which is one of the 12 regional banks comprising the FHLB System.

Lending Activities

        General. At December 31, 1996, the Bank's net loans receivable totalled $19.1 million, or 28.8% of the Company's total assets at such date, as compared to $16.9 million, or 23.0% of total assets at December 31, 1995. The Bank's primary lending emphasis has been, and continues to be, the origination of conventional loans secured by first liens on single-family residences located primarily in Boyd, Carter and Greenup Counties, Kentucky. Conventional residential real estate loans are loans which are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans Administration ("VA"). At December 31, 1996, the Bank had $16.8 million, or 87.9% of the total loan portfolio invested in single-family residential loans. To a significantly lesser extent, the Bank's loan portfolio also includes home equity loans, loans secured by multi-family residential properties and commercial real estate and loans secured by savings deposits. Virtually all of the Bank's mortgage loans are secured by properties located in Kentucky.

        Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                              December 31,                                       June 30,
                              ------------------------------------------------------------------------   ----------------------
                                       1996                     1995                     1994                    1994
                              ----------------------   ----------------------   ----------------------   ----------------------
                                Amount    Percentage     Amount    Percentage     Amount    Percentage     Amount    Percentage
                              ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------

                                                                   (Dollars in Thousands)

Real estate loans:
  Single-family residential   $   16,785        87.9%  $   15,206        89.6%  $   10,338        89.8%  $    8,999        88.5%
  Multi-family residential           903         4.7          585         3.4          105         0.9          186         1.8
  Commercial real estate             792         4.1          362         2.2          331         2.9          379         3.7
                              ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------
     Total real estate loans      18,480        96.7       16,153        95.2       10,774        93.6        9,564        94.0

Other loans:
  Loans secured by savings
    accounts                         621         3.3          810         4.8          738         6.4          607         6.0
                              ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------
       Total loans                19,101       100.0%      16,963       100.0%      11,512       100.0%      10,171       100.0%
                                          ==========               ==========               ==========               ==========

Less:
  Allowance for loan losses          (81)                     (81)                     (61)                     (61)
  Net deferred cost reserve           56                       38                       --                       --
                              ----------               ----------               ----------               ----------
       Net loans              $   19,076               $   16,920               $   11,451               $   10,110
                              ==========               ==========               ==========               ==========

        Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in the Bank's gross loan portfolio, based on the contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                           Due 1-3 years  Due 3-5 years  Due 5-10 years  Due 10-15 years   Due 15 years
                               Due 1 year       after          after          after            after      and more after
                                or less       12/31/96       12/31/96       12/31/96         12/31/96        12/31/96       Total
                               ----------  -------------  -------------  --------------  ---------------  --------------   -------

                                                                         (In Thousands)

Single-family residential      $      151  $         165  $         555  $        2,963  $         5,409  $        7,542  $16,785
Multi-family residential               --            502             --             345               56              --      903
Commercial real estate                 --             29            123             321              212             107      792
Other                                 621             --             --              --               --              --      621
                               ----------  -------------  -------------  --------------  ---------------  --------------  -------
    Total                      $      772  $         696  $         678  $        3,629  $         5,677  $        7,649  $19,101
                               ==========  =============  =============  ==============  ===============  ==============  =======

        The following table sets forth the dollar amount of gross loans due after one year from December 31, 1996 which have fixed interest rates or which have floating or adjustable interest rates.

                                              Fixed         Floating or
                                              Rates       Adjustable-Rates       Total
                                        ----------------  ----------------  ----------------
                                                           (In Thousands)

Single-family residential               $          6,766  $          9,868  $         16,634
Multi-family residential                             847                56               903
Commercial real estate                               260               532               792
                                        ----------------  ----------------  ----------------
    Total                               $          7,873  $         10,456  $         18,329
                                        ================  ================  ================


        Scheduled contractual amortization of loans does not reflect the expected term of the Bank's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

        Loan Activity. The following table shows total loans originated, purchased and repaid during the periods indicated. There were no loans sold during the periods.

                                                                               Six Months
                                                   Year Ended                    Ended       Year Ended
                                                  December 31,                December 31,     June 30,
                                    ----------------------------------------  ------------  ------------
                                        1996          1995          1994           1994          1994
                                    ------------  ------------  ------------  ------------  ------------
                                                                (In Thousands)
Loan originations:
  Single-family residential         $      4,543  $      7,651  $      3,899  $      2,315  $      2,943
  Multi-family residential                    --            --           145            80            65
  Commercial real estate                     470            --            --            --            --
  Other                                       20           324           474           131           539
                                    ------------  ------------  ------------  ------------  ------------
    Total loans originated                 5,033         7,975         4,518         2,526         3,547
                                    ------------  ------------  ------------  ------------  ------------
Loans purchased:
  Multi-family residential                   350           500            --            --            --
  Commercial real estate                      --            29            --            --            --
                                    ------------  ------------  ------------  ------------  ------------
    Total loans purchased                    350           529            --            --            --
                                    ------------  ------------  ------------  ------------  ------------
Loan principal reductions                  3,307         3,091         3,157         1,247         4,300
                                    ------------  ------------  ------------  ------------  ------------
    Net increase (decrease)
      before other items                   2,076         5,413         1,361         1,279          (753)
Increase due to other
   items, net                                 80            56           129            62           301
                                    ------------  ------------  ------------  ------------  ------------
    Net increase (decrease)
      in loan portfolio             $      2,156  $      5,469  $      1,490  $      1,341  $       (452)
                                    ============  ============  ============  ============  ============

        The lending activities of the Bank are subject to underwriting standards and loan origination procedures established by the Bank's Board of Directors. Applications for mortgage loans are taken at each of the Bank's offices. Loan applications are forwarded to the main office, which supervises the process of obtaining credit reports, appraisals and other documentation involved with a loan. Effective in February 1995, the Bank requires that a property appraisal be obtained in connection with all new mortgage loans which are performed by an outside, certified appraiser. Prior thereto, appraisals generally were performed by the Bank's loan officer. The Bank requires that hazard insurance be maintained on all security properties and that flood insurance be maintained if the property is within a designated flood plain. The Bank receives a title opinion from an attorney in connection with closing the loan.

        Residential mortgage loan applications are primarily developed from referrals, existing customers and walk-in customers. All other loan applications are obtained in the same manner, as well as by advertising.

        Applications for residential mortgage loans are required to be approved by three members of the Board of Directors, regardless of size. The Bank's Chief Executive Officer has authority to approve home equity loans in amounts of not more than $10,000 provided that the Bank's underwriting requirements are otherwise satisfied. All of such loans are subsequently ratified by the Board.

        Loan originations totaled $5.0 million during the year ended December 31, 1996, as compared to $8.0 million during the year ended December 31, 1995. Single-family residential loan originations constituted $4.5 million, as compared to $7.7 million in 1995. During 1996, the Bank originated $470,000 in commercial real estate loans and no multi-family residential loans, while in 1995, the Bank did not originate any multi-family residential or commercial real estate loans. In 1995, the Bank adopted a competitive mortgage loan pricing policy to regain market share in single-family lending which has resulted in the $13.0 million of originations over the past two years, following a relatively inactive period of mortgage lending during the preceding three years.

        The Bank will from time to time purchase whole residential loans and participation interests in loans that meet its underwriting criteria. During 1995, the Bank purchased participation interests in multi-family residential and commercial real estate loans of $500,000 (constituting 20.5% of the whole loan) and $29,000 (constituting 5.4% of the whole loan), respectively. The properties securing the multi-family residential loan are located in North Canton, Ohio while the property securing the commercial real estate loan is located in the Bank's market area. During 1996, the Bank purchased participation interests in a multi-family residential real estate loan of $350,000 (constituting 40.0% of the whole loan). The property securing the loan is located in Canton, Ohio. At December 31, 1996, the Bank had no purchased single-family residential loans in its portfolio and four participation interests in multi-family and commercial real estate loans totalling $881,000.

        Single-Family Residential Loans. The Bank's single-family residential mortgage loans consist almost exclusively of conventional loans. While the vast majority of conventional residential mortgage loans originated by the Bank are originated under terms and documentation of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"), prior to February 1995, such loans are non-conforming because of the lack of a certified appraiser. Effective in February 1995, all residential mortgage loans are appraised by an outside, certified appraiser. Thus, all new originations from that date forward conform to FHLMC or FNMA guidelines. However, the Bank has traditionally sought quality loan originations for portfolio and has not had a desire to sell loans. The Bank does not believe that holding non-conforming loans has materially increased its risks.

        The single-family residential mortgage loans offered by the Bank currently consist of fixed-rate and adjustable-rate loans. Fixed-rate loans generally have maturities ranging from 15 to 25 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. At December 31, 1996, $6.8 million, or 40.7% of the Bank's single-family residential mortgage loans were fixed-rate loans.

        The adjustable-rate loans currently offered by the Bank have interest rates which adjust every year in accordance with the Federal Housing Finance Board's National Average Contract Mortgage Rate for the Purchase of Previously Occupied Homes by Combined Lenders. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 1% on any increase or decrease in the interest rate at any adjustment date, and a limit of a 2% decrease and a 5% increase over the life of the loan. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 1996, $9.9 million or 59.3% of the Bank's single-family residential mortgage loans were adjustable-rate loans.

        Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates increase the loan payment by the borrower increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. Moreover, as interest rates increase, the marketability of the underlying collateral property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date because of the generally declining interest rate environment in recent years, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

        The Bank currently will lend up to 85% of the appraised value of the property securing a single-family residential loan (referred to as the loan-to-value ratio). The Bank does not require private mortgage insurance. The Bank's current policy is to limit the principal balance of such loans to $175,000, although exceptions can be permitted by the Board.

        The Bank offers home equity loans to those borrowers with whom it has a first mortgage loan, in amounts up to $10,000, which are secured by the underlying equity in the borrower's home. Home equity loans are amortizing loans and generally have maximum terms of five years. The Bank's home equity loans generally require combined loan-to-value ratios of 85% or less.

        Federal law imposes limitations on the aggregate amount of loans that a savings institution may make to any one borrower, including related entities. The permissible amount of loans-to-one borrower generally may not exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 1996, the Bank's five largest loans or groups of loans-to-one borrower, including related entities, ranged from an aggregate of $186,576 to $488,563 and the Bank's loans-to-one borrower limit was $2.5 million at such date. All of such loans were performing as of December 31, 1996.

        Multi-Family Residential and Commercial Real Estate Lending. At December 31, 1996, the Bank's multi-family residential loan portfolio was comprised of three apartment dwellings which contain between four and 15 units and two loan participations, one secured by 42 duplexes and the other by a 48 unit apartment complex. The Bank will originate loans up to 80% of the value of the security property for terms of up to 25 years in the case of 2-4 family loans and for terms of 20 years for larger loans. Multi-family residential loans are generally originated with principal balances of up to $125,000 for 2-4 family loans and $250,000 for greater sizes, although the Board will consider exceptions. During 1995, the Bank purchased a $500,000, or 20.5%, participation interest in a $2.4 million loan secured by 42 duplexes located in North Canton, Ohio. During 1996, the Bank purchased a $350,000, or 40.0%, participation interest in a $875,000 loan secured by a 48 unit apartment complex located in Canton, Ohio. At December 31, 1996, the Bank had $903,000 or 4.7% of the total loan portfolio invested in multi-family residential loans.

        At December 31, 1996, the Bank's commercial real estate portfolio was comprised of ten loans, with principal balances ranging from $19,000 to $140,000. The properties which secure such loans are local facilities and include a pharmacy, video store, bakery, dentist and lawyer's office, garage, office building, funeral home, nursing home, church and sports complex. The Bank's underwriting standard is the same as for larger multi-family residential loans set forth above. During 1995, the Bank purchased a $29,000, or 5.4%, participation interest in a $535,000 loan. The Bank, along with several other area financial institutions located in Boyd and Greenup Counties, Kentucky, participated on a pro rata basis based on asset size in making a loan for the construction of a building through the economic development committee of Boyd and Greenup Counties, Kentucky. At December 31, 1996, the Bank's commercial real estate loan portfolio amounted to $792,000 or 4.1% of the total loan portfolio.

        The Bank conducted its normal due diligence investigation, including inspection of the specific properties, in connection with participation interests purchased during 1996 and 1995.

        The Bank evaluates various aspects of commercial and multi-family residential real estate loan transactions in an effort to mitigate risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy, position in the market, location and physical condition. The Bank also generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 125% for multi-family loans and for commercial real estate loans. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. An appraisal report is prepared by the Bank's appraiser to substantiate property values for every commercial real estate and multi-family loan transaction.

        Multi-family and commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans typically involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, or other commercial space. The Bank attempts to minimize its risk exposure by limiting such lending to proven owners, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral.

        Other Loans. At December 31, 1996, the Bank had $621,000 or 3.3% of the total loan portfolio invested in loans secured by savings accounts. The Bank will originate such loans in an amount up to the account balance at 2% points over the rate paid on the account.

Asset Quality

        General. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made 30 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, additional efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Bank institutes foreclosure proceedings or takes such other action as may be necessary to minimize any potential loss.

        Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more. For purposes of the table below, loans greater than 90 days delinquent which are still accruing are current with respect to the payment of interest and do not otherwise constitute "slow loans" as defined by federal regulation.

        Non-Performing Assets. The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated. The Bank had no troubled debt restructurings during the periods.

                                                    December 31,   June 30,
                                                ------------------ --------
                                                1996   1995   1994   1994
                                                ----   ----   ---- --------
                                                   (Dollars in Thousands)
Non-accruing loans:
  Single-family residential                     $ 82   $265   $108    $ 82
                                                ----   ----   ----    ----

Accruing loans greater than
  90 days delinquent:
  Single-family residential                       79     85    133      18
  Commercial real estate                          48     64     81      89
    Total accruing loans
      greater than 90 days
      delinquent
                                                ----   ----   ----    ----
                                                 127    149    214     107
                                                ----   ----   ----    ----

Total non-performing assets                     $209   $414   $322    $189
                                                ====   ====   ====    ====

Total non-performing loans
  as a percentage of total
  loans                                         1.09%  2.45%  2.81%   1.86%
                                                ====   ====   ====    ====

Total non-performing assets
  as a percentage of total
  assets                                        0.31%  0.56%  0.46%   0.28%
                                                ====   ====   ====    ====


        The Bank's total non-performing assets to total assets were relatively insignificant at December 31, 1996, amounting to $209,000 or 0.31% of total assets. Of this amount, $127,000 or 60.8% of total non-performing assets were currently paying but are considered delinquent solely because the obligers at some time in the past did not make one or more required payments of principal and interest. As long as such missed payments in excess of 90 days remain outstanding, the Bank will treat such loans as delinquent, even though regular and required payments are being made. At December 31, 1996, the Bank had one accruing commercial real estate loan which was reported as greater than 90 days outstanding. This loan has been outstanding for in excess of seven years and has paid down to less than 52% of the loan's original principal balance.

        The Bank's total non-performing assets have decreased from $414,000 or 0.56% of total assets at December 31, 1995 to $209,000 or 0.31% of total assets at December 31, 1996. Of the $205,000 or 49.5% decrease, $183,000 is attributable to a reduction in non-accruing loans and $22,000 is attributable to a reduction in loans which are currently paying but considered delinquent because the borrowers missed one or more prior payments, as explained above. $189,000 of the decrease is attributable to single-family residential loans and $16,000 is attributable to commercial real estate loans.

        At December 31, 1996 and 1995, approximately $1,394 and $3,050, respectively, in gross interest income would have been recorded in the period then ended on loans accounted for on a non-accrual basis if such loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period. For the years ended December 31, 1996, 1995 and 1994 and the six months ended December 31, 1994, no amount was included in net income for these same loans prior to the time they were placed on non-accrual status, and $6,200 was included in net income for the year ended June 30, 1994.

        Allowance for Loan Losses. The Bank's policy is to establish reserves for estimated losses on loans when it determines that a significant and probable decline in value occurs. The allowance for losses on loans is maintained at a level believed adequate by management to absorb potential losses in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. The Bank's allowance for loan losses has historically been predicated on its low loss experience.

        The following table sets forth an analysis of the Bank's allowance for loan losses during the periods indicated.

                                                                    Six Months
                                           Year Ended                 Ended     Year Ended
                                           December 31,              December    June 30,
                                ----------------------------------      31,     ----------
                                                                    ----------
                                   1996        1995        1994        1994        1994
                                ----------  ----------  ----------  ----------  ----------
                                                   (Dollars in Thousands)

Total loans outstanding         $   19,101  $   16,963  $   11,512  $   11,512  $   10,171
                                ==========  ==========  ==========  ==========  ==========

Average loans outstanding       $   17,789  $   14,675  $   10,313  $   10,747  $   10,154
                                ==========  ==========  ==========  ==========  ==========

Balance at beginning of
  period                        $       81  $       61  $       61  $       61  $      157

Charge-offs                             --          --          --          --         (96)(1)
Recoveries                              --          --          --          --          --
                                ----------  ----------  ----------  ----------  ----------

Net charge-offs                         --          --          --          --         (96)
                                ----------  ----------  ----------  ----------  ----------

Provision for loan losses               --          20          --          --          --
                                ----------  ----------  ----------  ----------  ----------

Balance at end of period        $       81  $       81  $       61  $       61  $       61
                                ==========  ==========  ==========  ==========  ==========

Allowance for loan losses
  as a percent of total
  loans outstanding                   0.42%       0.48%       0.53%       0.53%       0.60%
                                ==========  ==========  ==========  ==========  ==========

Ratio of net charge-offs
  to average loans outstanding        ---%        ---%        ---%        ---%        0.95%
                                ==========  ==========  ==========  ==========  ==========


----------
(1)     All related to multi-family residential properties.

        During 1996, the Bank made no provision for loan losses as compared to a $20,000 provision in 1995. The 1995 provision was made due to the increase in the size of the loan portfolio, and despite continued growth, management feels that the current allowance for loan losses is commensurate with the high quality of the Bank's loan portfolio. Management does not believe that the quality of the loan portfolio has been compromised by its growth.

        Although management utilizes its best judgment in providing for loan losses, there can be no assurance that the Bank will not have to increase its provision for loan losses in the future as a result of future increases in non-performing loans or for other reasons.

        The following table sets forth information concerning the allocation of the Bank's allowance for loan losses (general and specific allowances) by loan category at the dates indicated. The general valuation allowance is allocated based upon the balance of the loan category to the total loan portfolio. Other loans consist of loans secured by deposits of the Bank; therefore, no allowance has been allocated to these loans.


                                                         December 31,                                 June 30,
                              ---------------------------------------------------------------   -------------------
                                     1996                  1995                  1994                  1994
                              -------------------   -------------------   -------------------   -------------------
                                      Percentage            Percentage            Percentage            Percentage
                                      of Loans to           of Loans to           of Loans to           of Loans to
                              Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans
                              ------  -----------   ------  -----------   ------  -----------   ------  -----------
                                                                 (Dollars in Thousands)

Single-family residential     $   74         87.9%  $   76         89.6%  $   58         89.8%  $   57         88.5%
Multi-family residential           4          4.7        3          3.4        1          0.9        1          1.8
Commercial real estate             3          4.1        2          2.2        2          2.9        3          3.7
          Other                   --          3.3       --          4.8       --          6.4       --          6.0
                              ------  -----------   ------  -----------   ------  -----------   ------  -----------
          Total               $   81        100.0%  $   81        100.0%  $   61        100.0%  $   61        100.0%
                              ======  ===========   ======  ===========   ======  ===========   ======  ===========




Mortgage-Backed Securities and Investment Securities

        General. Federally-chartered savings institutions have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings and loan associations, certain bankers' acceptances and Federal funds. Subject to various restrictions, federally-chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally-chartered savings institutions are otherwise authorized to make directly.

        The Bank's Chief Executive Officer has authority to implement the Bank's Board approved investment policy. The Chief Executive Officer may make purchases of up to $1.0 million without prior approval of the Board. All of such purchases are required to be reported to the Board for ratification at the next scheduled meeting. Pursuant to the Bank's investment policy, all securities are to be purchased for investment, with the primary objective of safety of principal and liquidity and, secondarily, with consideration given to the yield to be earned. The Bank is authorized to invest in U.S. Government and agency issues, mortgage-backed securities issued by the FHLMC, FNMA and Government National Mortgage Association ("GNMA"), municipal bonds issued by state or local authorities (which generally must be rated in one of the top categories by one of the nationally recognized rating services) and certificates of deposit in insured institutions up to a maximum of $100,000 per institution.

        Mortgage-Backed Securities. The Bank maintains a significant portfolio of mortgage-backed securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and governmentsponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the GNMA.

        The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Banks and federally-insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance governmentassisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middleincome housing, there are limits to the maximum size of loans that qualify for these programs.

        Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate loans. As a result, the risk characteristics of the underlying pool of mortgages, (i.e., fixed-rate or adjustable rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.

        Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations. At December 31, 1996, none of the Bank's mortgage-backed securities were pledged as security for an obligation. Mortgage-backed securities issued or guaranteed by the FNMA or the FHLMC (except interest-only securities or the residual interests in CMOs) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% to 100.0% for residential loans. See "Regulation - The Bank - Regulatory Capital Requirements."

        The Bank's mortgage-backed securities are all classified as "held to maturity" based upon the Bank's intent and ability to hold such securities to maturity at the time of purchase, in accordance with GAAP. The mortgage-backed securities of the Bank are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield. See Notes 1, 4 and 16 of the Notes to Consolidated Financial Statements incorporated by reference into Item 7 hereof.

        The following table sets forth the composition of the Bank's mortgage-backed securities at the dates indicated.

                                           December 31,               June 30,
                               ----------------------------------     --------
                                 1996         1995         1994         1994
                               --------     --------     --------     --------
                                             (Dollars in Thousands)

GNMA certificates              $  1,531     $  1,963     $  2,264     $  2,459
FNMA certificates                 5,662        3,751        3,895        4,039
FHLMC certificates               20,623       22,068       23,551       25,000
                               --------     --------     --------     --------
                                 27,816       27,782       29,710       31,498

Unamortized                           3            5            8           10
  premiums
Unearned discounts                 (156)        (169)        (205)        (229)
                               --------     --------     --------     --------
                               $ 27,663     $ 27,618     $ 29,513     $ 31,279
                               ========     ========     ========     ========

Weighted average
  interest rate                    6.52%        6.62%        6.65%        6.67%
                               ========     ========     ========     ========

        The following table sets forth the activity in the Bank's mortgage-backed securities portfolio during the periods indicated.

                                                                   As of or
                                                                     For
                                         As of or For the          the Six
                                           Year Ended               Months     Year Ended
                                           December 31,             Ended       June 30,
                                  -----------------------------    December    ----------
                                                                      31,
                                                                  ----------
                              1996         1995         1994         1994         1994
                           ----------   ----------   ----------   ----------   ----------
                                                 (In Thousands)
Mortgage-backed
  securities at
  beginning of period      $   27,618   $   29,513   $   30,985   $   31,279   $   28,836
Purchases                       5,827        1,875        4,871          505       10,883
Repayments                     (5,835)      (3,823)      (6,401)      (2,298)      (8,491)
Accretion and
  amortization, net                53           53           58           27           51
                           ----------   ----------   ----------   ----------   ----------

Mortgage-backed
  securities at
  end of period            $   27,663   $   27,618   $   29,513   $   29,513   $   31,279
                           ==========   ==========   ==========   ==========   ==========


        At December 31, 1996, the weighted average contractual maturity of the Bank's mortgage-backed securities was approximately 7.2 years. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with GAAP, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-related securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. The declining yields earned during recent periods is a direct response to falling interest rates and accelerated prepayments.

        Investment Securities. The following table sets forth certain information relating to the Bank's investment portfolio at the dates indicated.

                                                   December 31,         June 30,
                                          ----------------------------  --------
                                            1996      1995      1994      1994
                                          --------  --------  --------  --------
                                                       (In Thousands)

U.S. Treasury securities                  $  2,999  $  2,999  $  6,998  $  9,497
FHLB bonds                                   4,450    10,349     5,685     4,949
FNMA bonds                                   4,540     2,536     3,048     2,550
FHLMC bonds                                  3,246     1,250       750       746
Municipal bonds                                480       553       663       710
FHLB stock                                     794       741       693       672
Intrieve, Inc. stock                            15        15        15        15
Government money
  market fund                                1,000     3,000     3,000     3,000
                                          --------  --------  --------  --------
     Total                                $ 17,524  $ 21,443  $ 20,852  $ 22,139
                                          ========  ========  ========  ========


        The following table sets forth certain information regarding the maturities of the Bank's investment securities at December 31, 1996.

                                                    Contractually Maturing
                      ------------------------------------------------------------------------------
                          Under 1 Year        1-5 Years            6-10 Years        Over 10 Years
                      ------------------  ------------------  ------------------  ------------------
                                Weighted            Weighted            Weighted            Weighted
                                Average             Average             Average             Average
                       Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield
                      --------  --------  --------  --------  --------  --------  --------  --------
                                                  (Dollars in Thousands)
U.S. Treasury
  securities          $     --        --% $  2,999      5.13% $     --        --% $     --        --%
FHLB bonds               1,700      4.69     1,500      6.30        --        --     1,250      7.34
FNMA bonds                  --        --     1,000      6.37     3,040      6.72       500      8.00
FHLMC bonds                 --        --       496      5.99     1,750      7.20     1,000      7.99
Municipal bonds             --        --        --        --       340      7.18       140      6.43
FHLB stock                 794      7.00        --        --        --        --        --        --
Intrieve, Inc. stock        15        --        --        --        --        --        --        --
Government money
 market fund             1,000      5.32        --        --        --        --        --        --
                      --------  --------  --------  --------  --------  --------  --------  --------
      Total           $  3,509      5.37% $  5,995      5.70% $  5,130      6.91% $  2,890      7.64%
                      ========  ========  ========  ========  ========  ========  ========  ========


        The Bank's investment securities are classified as "held to maturity" based upon the Bank's intent and ability to hold such securities to maturity at the time of purchase, in accordance with GAAP. Investment securities are carried at cost, with any discounts or premiums recognized in interest income using the interest method over the period to maturity.

Sources of Funds

        General. The Bank's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through its branch offices. The

Bank also derives funds from amortization and prepayments of outstanding loans and mortgage-backed securities, from maturing investment securities and, occasionally, from advances from the FHLB of Cincinnati. Loan repayments are a relatively stable source of funds, while deposits inflows and outflows are significantly influenced by general interest rates and money market conditions. The Bank may use borrowings to supplement its deposits as a source of funds.

        Deposits. The Bank's current deposit products include passbook accounts and certificates of deposit ranging in terms from seven days to 5 years. The Bank's deposit products also include Individual Retirement Account ("IRA") certificates.

        The Bank's deposits are obtained from residents in its primary market area. The Bank attracts local deposit accounts by offering competitive interest rates. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including print media and radio advertising.

        The following table sets forth the dollar amount and average interest rates of deposits in the various types of deposit programs offered by the Bank at the dates indicated.

                                                       December 31,                                       June 30,
                       ------------------------------------------------------------------------   ----------------------
                                1996                     1995                     1994                     1994
                       ----------------------   ----------------------   ----------------------   ----------------------
                         Amount    Percentage     Amount    Percentage     Amount    Percentage     Amount    Percentage
                       ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------
                                                            (Dollars in Thousands)

Certificate accounts:
  2.00 - 4.00%         $    9,340        19.0%  $    8,689        16.3%  $   16,726        27.7%  $   24,389        42.1%
  4.01 - 6.00%             36,792        74.8       40,890        76.7       35,293        58.3       21,929        37.9
  6.01 - 8.00%                106         0.2          131         0.3          129         0.2          129         0.2
  8.01 - 10.00%                95         0.2           91         0.1          125         0.2          144         0.2
                       ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------

Total certificate
  accounts(1)              46,333        94.2       49,801        93.4       52,273        86.4       46,591        80.4

Transaction accounts:
  Passbook accounts         2,862         5.8        3,487         6.6        8,213        13.6       11,338        19.6
                       ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------

Total deposits         $   49,195       100.0%  $   53,288       100.0%  $   60,486       100.0%  $   57,929       100.0%
                       ==========  ==========   ==========  ==========   ==========  ==========   ==========  ==========


---------------

(1) Includes $6.7 million and $6.9 million in IRA accounts at December 31, 1996 and 1995.

        The following table sets forth the savings activities of the Bank during the periods indicated.

                                                                          Six Months
                                             Year Ended                      Ended       Year Ended
                                             December 31,                 December 31,    June 30,
                              ------------------------------------------  ------------  ------------
                                  1996           1995           1994          1994          1994
                              ------------   ------------   ------------  ------------  ------------
                                                         (In Thousands)

Deposits                      $     14,028   $     28,986   $     24,454  $     16,021  $     17,089

Withdrawals                         20,364         38,424         23,278        14,488        17,147
                              ------------   ------------   ------------  ------------  ------------

  Net increase (decrease)
    before interest credited        (6,336)        (9,438)         1,176         1,533           (58)

Interest credited                    2,243          2,240          2,041         1,024         2,092
                              ------------   ------------   ------------  ------------  ------------

  Net increase (decrease)
    in deposits               $     (4,093)  $     (7,198)  $      3,217  $      2,557  $      2,034
                              ============   ============   ============  ============  ============


        Deposits decreased $4.1 million, or 7.7%, during 1996 due to a $6.3 million net decrease before interest credited of $2.2 million. Passbook accounts declined $625,000 while certificates of deposit decreased $3.5 million. The decrease in deposits resulted from customers moving funds to alternate capital markets yielding higher short-term rates of return during 1996 as compared to interest rates being offered by the Bank.

        Deposits decreased $7.2 million, or 11.9%, during fiscal 1995 due to a $9.4 million net decrease in deposits before interest credited of $2.2 million. Passbook accounts declined $4.7 million while certificates of deposit decreased $2.5 million. A significant portion of the decrease in deposits is due to the Bank having held funds for the Company's stock subscription proceeds in a passbook savings account at December 31, 1994, which funds were utilized to purchase the Company's stock in January 1995. The decrease in certificates of deposit can be attributed in part to customer withdrawals for the purchase of the Company's stock.

        The following table shows the contractual interest rate and maturity information for the Bank's certificates of deposit at December 31, 1996.

                               Contractually Maturing
               -----------------------------------------------------
                One Year                          Over
                or Less   1-2 Years  2-3 Years   3 Years     Total
               ---------  ---------  ---------  ---------  ---------
                                 (In Thousands)

2.00 -  4.00%  $   9,340  $      --  $      --  $      --  $   9,340
4.01 -  6.00%     24,576      9,361      2,855         --     36,792
6.01 -  8.00%         74          2         30         --        106
8.01 - 10.00%         95         --         --         --         95
               ---------  ---------  ---------  ---------  ---------
  Total        $  34,085  $   9,363  $   2,885  $      --  $  46,333
               =========  =========  =========  =========  =========

        The following table sets forth the maturities of the Bank's certificates of deposit having principal amounts of $100,000 or more at December 31, 1996.

     Certificates of deposit maturing
            in quarter ending:                                        Amount
-------------------------------------------------------           --------------
                                                                  (In Thousands)

          March 31, 1997                                          $        2,166
          June 30, 1997                                                      596
          September 30, 1997                                                 825
          December 31, 1997                                                  841
          After December 31, 1997                                          1,781
                                                                  --------------

Total certificates of deposit with
  balances of $100,000 or more                                    $        6,209
                                                                  ==============


        Borrowings. The Bank may obtain advances from the FHLB of Cincinnati upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. At December 31, 1996, the Bank had no outstanding advances from the FHLB of Cincinnati.

Subsidiaries

        The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. The Bank's only subsidiary, C&F Services, Inc., was formed in 1977 to purchase stock in a data processing company, Intrieve, Inc. (formerly Savings & Loan Data Corporation.) The subsidiary is otherwise inactive. This subsidiary had no income or expenses during the year ended June 30, 1994, the six months ended December 31, 1994 and the three years ended December 31, 1996. As of December 31, 1996, the net book value of the Bank's investment in its service corporations was $15,000.

Competition

        The Bank faces strong competition both in attracting deposits and making real estate loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located within 15 miles of Catlettsburg, which covers Boyd County, Kentucky, Cabell County, West Virginia and Lawrence County, Ohio, including many large financial institutions which have greater financial and marketing resources available to them. In addition, during times of high interest rates, the Bank has faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Bank to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

        The Bank experiences strong competition for real estate loans principally from other savings institutions, commercial banks and mortgage banking companies. The Bank competes for loans principally through the interest rates and, currently, by not charging loan fees, and the efficiency and quality of services it provides borrowers. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Regulation

        Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

        The Company. The Company is a registered savings and loan holding company and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

        Federal Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet a QTL test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Bank - Qualified Thrift Lender Test."

        If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. No multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. The activities described in (i) through (vi) above may only be engaged in after giving the OTS prior notice and being informed that the OTS does not object to such activities. In addition, the activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

        Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

        In addition, Sections 22(h) and (g) of the FRA place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1996, the Bank was in compliance with the above restrictions.

        Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

        The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

        Under applicable law, the Federal Reserve Board is authorized to approve an application by a bank holding company to acquire control of a savings institution. In addition, a bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the Federal Reserve Board. There have been a number of acquisitions of savings institutions by bank holding companies in recent years.

        The Bank. The OTS has extensive regulatory authority over the operations of savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS. The investment and lending authority of savings institutions are prescribed by federal laws and regulations and they are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally-chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

        The OTS' enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. The OTS is required, except under certain circumstances, to make public disclosure of final enforcement actions.

        Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the United States Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

        Both the SAIF and BIF are statutorily required to be capitalized to a ratio of 1.25% of insured reserve deposits. While the BIF has reached the required reserve ratio, the SAIF is not expected to be recapitalized until 2002 at the earliest. Legislation has authorized $8 billion for the SAIF; however, such funds only become available to the SAIF if the FDIC determines that the funds are needed to cover losses of the SAIF and several other stringent criteria are met.

        Under current FDIC regulations, SAIF member institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized," "adequately capitalized," and "undercapitalized." These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. The insurance premiums for the Bank for the first semi-annual period in 1996 was .23% of insured deposits.

        On November 14, 1995, the FDIC approved a final rule regarding deposit insurance premiums. The final rule will reduce deposit insurance premiums for BIF member institutions to zero basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, while holding deposit insurance premiums for SAIF members at their current levels (23 basis points for institutions in the lowest risk category). The reduction was effective with respect to the semiannual premium assessment beginning January 1, 1996.

        On September 30, 1996, President Clinton signed into law legislation which eliminates the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation required all SAIF member institutions to pay a one-time special assessment to recapitalize the SAIF, with the aggregate amount to be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

        Implementing FDIC regulations imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995, which was accrued as an expense on September 30, 1996. The Bank's one-time special assessment amounted to $335,937. Net of related tax benefits, the one-time special assessment amounted to $221,718. The payment of such special assessment had the effect of immediately reducing the Bank's capital by such amount. Nevertheless, management does not believe that this one-time special assessment had a material adverse effect on the Bank's consolidated financial condition.

        In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally range from zero basis points to 27 basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 basis points to 27 basis points in order to include assessments paid to the Financing Corporation ("FICO"). From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the FICO, while BIF member institutions will pay approximately 1.3 basis points. The Bank's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.4 basis points effective January 1, 1997. Based upon the $49.2 million of assessable deposits at December 31, 1996, the Bank would expect to pay $20,400 less in insurance premiums per quarter during 1997.

        The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the Bank's deposit insurance.

        Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

        Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At December 31, 1996, the Bank had no investment in subsidiaries which was impermissible and required to be deducted from its capital calculation.

        A savings institution is allowed to include both core capital and supplementary capital in the calculation of its total capital for purposes of the risk-based capital requirements, provided that the amount of supplementary capital does not exceed the savings institution's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for repossessed assets or loans more than 90 days past due. Single-family residential real estate loans which are not past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

        In August 1995, the OTS and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing capital adequacy of a bank. Under the final rule, the OTS must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. In addition, in August 1995, the OTS and the other federal banking agencies published a joint policy statement for public comment that describes the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to changes in interest rates. Under the policy statement, the OTS will consider results of supervisory and internal interest rate risk models as one factor in evaluating capital adequacy. The OTS intends, at a future date, to incorporate explicit minimum requirements for interest rate risk in its risk-based capital standards through the use of a model developed from the policy statement, a future proposed rule and the public comments received therefrom.

        The following table sets forth the Bank's compliance with each of its three capital requirements at December 31, 1996.

                                            Tangible       Core      Risk-Based
                                             Capital      Capital      Capital
                                           ----------   ----------   ----------
                                                   (Dollars in Thousands)

Actual regulatory capital                  $   16,848   $   16,848   $   16,928
Amount currently required                         995        1,991        1,571
                                           ----------   ----------   ----------
Excess regulatory capital                  $   15,853   $   14,857   $   15,357
                                           ==========   ==========   ==========
Actual regulatory capital as a
  percentage(1)                                 25.39%       25.39%       86.22%
Percentage currently required                    1.50         3.00         8.00
                                           ----------   ----------   ----------
Excess regulatory capital as a
  percentage in excess of requirement           23.89%       22.39%       78.22%
                                           ==========   ==========   ==========


---------------

(1) Tangible and core capital are computed as a percentage of adjusted total assets of $66.4 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $19.6 million.

        Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of correction actions.

        Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 5%. The Bank has consistently exceeded such regulatory liquidity requirement and, at December 31, 1996, had a liquidity ratio of 10.7%.

        Qualified Thrift Lender Test. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). The QTL test set forth in the HOLA requires a thrift institution to maintain 65% of portfolio assets in Qualified Thrift Investments ("QTIs"). Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At December 31, 1996, the amount of the Bank's assets which were invested in QTIs was 76.8%, which exceeded the percentage required to qualify the Bank under the QTL test. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

        Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

        Generally, savings institutions that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, or Tier 1 institutions, may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an institution's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions including possible prohibition without explicit OTS approval.

        In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit written notice to the OTS 30 days prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 institution deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 institution as a result of such a determination. The Bank currently is a Tier 1 institution for purposes of the regulation dealing with capital distributions.

        OTS regulations also prohibit the Bank from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of the Bank would be reduced below the amount required to be maintained for the liquidation account established by it for certain depositors in connection with its conversion from mutual to stock form. In addition, such regulations prohibit an institution from repurchasing any of its stock for a period of at least one year from the date of its conversion.

        Community Reinvestment. Under the Community Reinvestment Act of 1977, as amended ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. FIRREA amended the CRA to require public disclosure of an institution's CRA rating and require the OTS to provide a written evaluation of an institution's CRA performance utilizing a rating system which identifies four levels of performance that may describe an institution's record of meeting community needs: outstanding, satisfactory, needs to improve and substantial noncompliance. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "satisfactory" rating as a result of its most recent evaluation.

        Loans to One Borrower. The permissible amount of loans-to-one borrower now generally follows the national bank standard for all loans made by savings institutions, as compared to the pre-FIRREA rule that applied that standard only to commercial loans made by federally chartered savings institutions. The national bank standard generally does not permit loans-to-one borrower to exceed the greater of $500,000 or 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. For information about the largest borrowers from the Bank, see "Description of Business - Lending Activities - Single-Family Residential Loans."

        Branching by Federal Savings Institutions. The OTS' policy statement on branching by federally-chartered savings institutions permits nationwide branching to the extent allowed by federal statute. Current OTS policy generally permits a federally-chartered savings institution to establish branch offices outside of its home state if the institution meets the domestic building and loan test under the Internal Revenue Code or an asset composition test set forth in the Code, and if, with respect to each state outside of its home state where the institution has established branches, the branches, taken alone, also satisfy one of the two tax tests. An institution seeking to take advantage of this authority would have to have a branching application approved by the OTS, which would consider the regulatory capital of the institution and its record under the CRA, as amended, among other things.

        Accounting Requirements. Applicable OTS accounting regulations and reporting requirements apply the following standards: (i) regulatory reports will incorporate GAAP when GAAP is used by federal banking agencies; (ii) savings institution transactions, financial condition and regulatory capital must be reported and disclosed in accordance with OTS regulatory reporting requirements that will be at least as stringent as for national banks; and (iii) the Director of the OTS may prescribe regulatory reporting requirements more stringent than GAAP whenever the Director determines that such requirements are necessary to ensure the safe and sound reporting and operation of savings institutions.

        Federal Home Loan Bank System. The Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

        As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 5% of its advances from the FHLB of Cincinnati, whichever is greater. At December 31, 1996, the Bank had $794,300 in FHLB stock, which was in compliance with this requirement. For the year ended June 30, 1994, the six months ended December 31, 1994, and the years ended December 31, 1994, 1995 and 1996, dividends paid by the FHLB of Cincinnati to the Bank totalled approximately $31,800, $21,100, $38,100, $48,400 and $53,300, respectively.

        Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. At December 31, 1996, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

Federal Taxation

        General. The Company and the Bank are subject to the corporate tax provisions of the Code, as well as certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Bank.

        Fiscal Year. For the fiscal year ending December 31, 1996, it is expected that the Company and the Bank will file separate tax returns. Filing separate tax returns has no adverse effect on the Company or the Bank.

        Method of Accounting. The Bank maintains its books and records for federal income tax purposes using the accrual method of accounting. The accrual method of accounting generally requires that items of income be recognized when all events have occurred that establish the right to receive the income and the amount of income can be determined with reasonable accuracy, and that items of expense be deducted at the later of (i) the time when all events have occurred that establish the liability to pay the expense and the amount of such liability can be determined with reasonable accuracy or (ii) the time when economic performance with respect to the item of expense has occurred.

        Bad Debt Reserves. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "Small Business Act"), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

        Under the Small Business Act, the PTI Method was repealed and the Bank will be required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Bank's taxable year beginning January 1, 1996. In addition, the Bank will be required to recapture (i.e., take into taxable income) over a six-year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over (a) the greater of the balance of such reserves as of December 31, 1987 or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Bank always computed the additions to its reserves using the Experience Method. However, under the Small Business Act such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996.

        At December 31, 1996, the federal income tax reserves of the Bank included $2,445,443 million for which no federal income tax has been provided, of this amount, $2,365,694 and $79,749 are attributable to pre-1987 and post-1987 bad debt reserves, respectively. The Bank will recapture into income approximately $13,291 per year over the six year period beginning January 1, 1996, subject to suspension for two years in the event the residential loan exemption is met as discussed above.

        Distributions. If the Bank distributes cash or property to its stockholders, and the distribution is treated as being from its pre-1987 bad debt reserves, the distribution will cause the

Bank to have additional taxable income. A distribution is deemed to have been made from pre- 1987 bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a nondividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

        Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) for taxable years beginning after 1989, 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

        Audit by IRS. The Bank's consolidated federal income tax returns for taxable years through 1993 have been closed for the purpose of examination by the IRS.

State Taxation

        The State of Kentucky imposes no income or franchise taxes on savings institutions. However, the Company (on an unconsolidated basis) and the Bank's wholly-owned subsidiaries must pay a Kentucky state income tax, as well as a tax on capital. The tax on income is 4.0% for the first $25,000 of taxable income, 5.0% for the next $25,000, 6.0% for the next $60,000, 7.0% for the next $150,000 and 8.25% for all income over $250,000. The tax on capital is .0021 times the capital employed.

        The Bank is subject to an annual Kentucky ad valorem tax. Assessed at the beginning of each calendar year, this tax is 0.1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies. During the year ended December 31, 1996, the amount of such expense for the Bank was $55,400.

Item 2.        Description of Property

        The following table sets forth certain information with respect to the offices and other properties of the Company at December 31, 1996.

                                                               Net Book
                                                                 Value
Description/Address                             Leased/Owned  of Property     Deposits
----------------------------------              ------------  ------------  -------------
                                                                            (In Thousands)

Main Office
 2713 - 2717 Louisa Street
 Catlettsburg, KY                                   Own         $  15,303     $  40,518

Branch Office
 380 South Carol Malone Boulevard
 Grayson, KY                                        Own         $ 182,656     $   8,677


Item 3.        Legal Proceedings.

        The Company and the Bank are involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are believed by management to be immaterial to the financial condition of the Company.

Item 4.        Submission of Matters to a Vote of Security-Holders.

        Not applicable.

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters.

        The information required herein is incorporated by reference from the inside back cover of the Registrant's 1996 Annual Report to Stockholders ("Annual Report").

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information required herein is incorporated by reference from pages three to 14 of the Registrant's 1996 Annual Report.

Item 7.        Financial Statements.

        The information required herein is incorporated by reference from page two and pages 15 to 38 of the Registrant's 1996 Annual Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act.

        The information required herein is incorporated by reference from the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be filed within 120 days after the Registrant's fiscal year end ("Definitive Proxy Statement").

Item 10.       Executive Compensation.

        The information required herein is incorporated by reference from the Registrant's Definitive Proxy Statement.

Item 11.       Security Ownership of Certain Beneficial Owners and Management.

        The information required herein is incorporated by reference from the Registrant's Definitive Proxy Statement.

Item 12.       Certain Relationships and Related Transactions.

        The information required herein is incorporated by reference from the Registrant's Definitive Proxy Statement.

PART IV

Item 13.       Exhibits, List and Reports on Form 8-K.

        (a)(1) The following exhibits are filed as part of this Form 10-KSB, and this list includes the Exhibit Index.

    No.                             Description
---------     ------------------------------------------------------------------


  3.1         Articles of Incorporation of Gateway Bancorp, Inc.(1)
  3.2         Bylaws of Gateway Bancorp, Inc.(1)
  4           Specimen Stock Certificate of Gateway Bancorp, Inc.(2)
  10.1        Employee Stock Ownership Plan and Trust of Gateway Bancorp,
              Inc.(2)(*)
  10.2        Employment Agreement among the Registrant, Catlettsburg Federal
              Savings Bank and Rebecca R. Jackson(2)(*)
  10.3        1995 Stock Option Plan(2)(*)
  10.4        Gateway Bancorp, Inc. Recognition and Retention Plan and Trust
              Agreement(2)(*)
  13          1996 Annual Report to Stockholders specified portion (pages two to
              38 and the inside back cover of the Registrant's Annual Report to
              Stockholders for the year ended December 31, 1996).
  21          Subsidiaries of the Registrant - Reference is made to Item 1.
              "Business" for the required information
  27          Financial Data Schedule
-----------------------

(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-84784) filed by the Registrant with the Securities and Exchange Commission on October 4, 1994, as amended.

(2) Incorporated by reference from the Transitional Report on Form 10-KSB for the transition period from June 30, 1994 to December 31, 1994 filed by the Registrant with the SEC on June 9, 1995.

(*)      Management contract or compensatory plan or arrangement.

        (a)(2) The following documents are filed as part of this Form 10-KSB and are incorporated herein by reference from the Registrant's 1996 Annual Report.

        Independent Auditor's Report.

        Consolidated Balance Sheets (December 31, 1996 and 1995).

        Consolidated Statements of Income (for the years ended December 31, 1996 (audited), 1995 (audited) and 1994 (unaudited), for the six months ended December 31, 1994 (audited) and for the year ended June 30, 1994 (audited)).

        Consolidated Statements of Changes in Stockholders' Equity (for the years ended December 31, 1996 and 1995, for the six months ended December 31, 1994 and for the year ended June 30, 1994).

        Consolidated Statements of Cash Flows (for the years ended December 31, 1996 (audited), 1995 (audited) and 1994 (unaudited), for the six months ended December 31, 1994 (audited) and for the year ended June 30, 1994 (audited)).

        Notes to Consolidated Financial Statements (for the years ended December 31, 1996 (audited), 1995 (audited) and 1994 (unaudited), for the six months ended December 31, 1994 (audited) and for the year ended June 30, 1994 (audited)).

        (a)(3) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

        (b)  Reports filed on Form 8-K.

        None.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GATEWAY  BANCORP, INC.



                                   By:   /s/ Rebecca R. Jackson
                                      ------------------------------------------
                                      Rebecca R. Jackson
                                      President and Chief Executive Officer


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Rebecca R. Jackson                                            March 28, 1997
-----------------------------------------
Rebecca R. Jackson
President, Chief Executive Officer
  and Director
(Principal Executive Officer)


/s/ Pamela Howard                                                 March 28, 1997
-----------------------------------------
Pamela Howard
Assistant Secretary/Treasurer
(Principal Accounting Officer)


/s/ John H. Fugeman                                               March 28, 1997
-----------------------------------------
John H. Fugeman
Chairman of the Board


/s/ Harold Freedman                                               March 28, 1997
-----------------------------------------
Harold Freedman
Vice President and Director

Hunter E. Clark                                                   March 28, 1997
-----------------------------------------
Hunter E. Clark
Secretary/Treasurer and Director


                                                                  March 28, 1997

Charles M. Hedrick
-----------------------------------------
Charles M. Hedrick
Director