Form 10QSB
period 1997-03-31
GATEWAY BANCORP INC/KY
filed 1997-05-13
CIK 931066

                                    UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

    (Mark One) [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997
                                              --------------
                                      OR

    [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

    For the transition period from ________________ to ____________________

    Commission File Number 0-25204
                           -------

                             GATEWAY BANCORP, INC.
                  --------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           KENTUCKY                                    61-1269067
       --------------                   (IRS Employer Identification No.)
(State or other jurisdiction of
incorporation or organization)

                  2717 LOUISA STREET, CATLETTSBURG, KENTUCKY 41129
          --------------------------------------------------------------
                      (Address of principal executive offices)
                                    (Zip Code)

                                 (606) 739-4126
               -----------------------------------------------------
                  (Issuer's telephone number, including area code)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X     NO
   ---         ---

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    As of May 8, 1997, there were issued and outstanding 1,075,754 shares of the Registrant's Common Stock.


    Transitional Small Business Disclosure Format (check one):


YES      NO  X
    ---     ---

                      GATEWAY BANCORP, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets (as of March 31, 1997
         (unaudited) and December 31, 1996).............................      3

         Consolidated Statements of Income (for the three
         months ended March 31, 1997 and 1996 (unaudited))..............      4

         Consolidated Statements of Changes in
         Stockholders' Equity (for the three months
         ended March 31, 1997 (unaudited) and the year
         ended December 31, 1996).......................................      5

         Consolidated Statements of Cash Flows (for the three
         months ended March 31, 1997 and 1996 (unaudited))..............      6

         Notes to Consolidated Financial Statements.....................    7-9



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................. 10-12


Part II. Other Information

Item 1.  Legal Proceedings...............................................    13

Item 2.  Changes in Securities...........................................    13

Item 3.  Defaults Upon Senior Securities.................................    13

Item 4.  Submission of Matters to a Vote of Security Holders.............    13

Item 5.  Other Information...............................................    13

Item 6.  Exhibits and Reports on Form 8-K................................    13

Signatures...............................................................    14

                             GATEWAY BANCORP, INC. AND SUBSIDIARY

                                 CONSOLIDATED BALANCE SHEETS


                                                                   MARCH 31,     DECEMBER 31,
                    ASSETS                                           1997            1996
                    ------                                       -------------  -------------
                                                                  (UNAUDITED)
CASH AND CASH EQUIVALENTS......................................  $   3,219,736  $   1,348,415
INVESTMENT SECURITIES HELD TO MATURITY.........................     15,339,051     17,523,931
LOANS RECEIVABLE, net..........................................     20,009,261     19,075,792
MORTGAGE-BACKED SECURITIES HELD TO MATURITY....................     26,542,019     27,663,022
ACCRUED INTEREST RECEIVABLE....................................        304,143        430,055
OFFICE PROPERTIES AND EQUIPMENT................................        353,899        358,497
INCOME TAXES REFUNDABLE........................................           --           15,323
OTHER ASSETS...................................................         26,827         23,902
                                                                 -------------  -------------
                                                                 $  65,794,936  $  66,438,937
                                                                 -------------  -------------
                                                                 -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS.......................................................  $  48,358,410  $  49,194,746
INCOME TAXES PAYABLE:
 Current.......................................................          5,793           --
 Deferred......................................................        142,362        111,808
ACCRUED INTEREST PAYABLE.......................................         34,266         32,864
OTHER LIABILITIES..............................................         88,544         70,866
                                                                 -------------  -------------
   Total liabilities...........................................     48,629,375     49,410,284
                                                                 -------------  -------------
STOCKHOLDERS' EQUITY:
Common stock...................................................         10,758         10,758
Employee benefit plans.........................................       (882,637)      (918,319)
Additional paid-in capital.....................................      7,941,886      7,930,355
Retained earnings-substantially restricted.....................     10,095,554     10,005,859
                                                                 -------------  -------------
   Total stockholders' equity..................................     17,165,561     17,028,653
                                                                 -------------  -------------
                                                                 $  65,794,936  $  66,438,937
                                                                 -------------  -------------
                                                                 -------------  -------------

                              GATEWAY BANCORP, INC. AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF INCOME

                                                                       FOR THE THREE MONTHS
                                                                              ENDED
                                                                     ------------------------
                                                                      MARCH 31,    MARCH 31,
                                                                        1997         1996
                                                                     -----------  -----------
                                                                     (UNAUDITED)  (UNAUDITED)
INTEREST INCOME:
Loans receivable-
 Mortgage loans....................................................   $ 355,102    $ 319,332
 Other loans.......................................................       9,017       11,759
Investment securities..............................................     251,036      299,953
Mortgage-backed and related securities.............................     462,224      466,303
Other interest-earning assets......................................      37,268       86,766
                                                                     -----------  -----------
   Total interest income...........................................   1,114,647    1,184,113
                                                                     -----------  -----------
INTEREST EXPENSE:
 Passbook savings..................................................      24,743       70,630
 Certificates of deposit...........................................     559,161      624,047
 FHLB advances.....................................................       5,729         --
                                                                     -----------  -----------
   Total interest expense..........................................      589,633      694,677
                                                                     -----------  -----------
   Net interest income.............................................      525,014      489,436
PROVISION FOR LOAN LOSSES..........................................      --            --
                                                                     -----------  -----------
   Net interest income after provision for loan losses............       525,014      489,436
                                                                     -----------  -----------
NON-INTEREST INCOME................................................       4,369         6,177
                                                                     -----------  -----------
NON-INTEREST EXPENSE:
 Compensation and benefits.........................................     108,635        95,786
 Occupancy and equipment...........................................       8,746        10,273
 SAIF deposit insurance premium....................................       6,616        30,455
 Professional services.............................................      43,614        35,663
 Other taxes.......................................................      14,310        13,620
 Other.............................................................      57,534        55,962
                                                                     -----------  -----------
   Total non-interest expense......................................     239,455       241,759
                                                                     -----------  -----------
INCOME BEFORE PROVISION FOR INCOME TAXES...........................     289,928      253,854
PROVISION FOR INCOME TAXES.........................................      96,669       83,655
                                                                     -----------  -----------
NET INCOME.........................................................   $ 193,259    $ 170,199
                                                                     -----------  -----------
                                                                     -----------  -----------
NET INCOME PER SHARE...............................................   $     .19    $     .15
                                                                     -----------  -----------
                                                                     -----------  -----------

                            GATEWAY BANCORP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                               RETAINED
                                                                EMPLOYEE    ADDITIONAL         EARNINGS-              TOTAL
                                                  COMMON        BENEFIT      PAID-IN         SUBSTANTIALLY         STOCKHOLDERS'
                                                  STOCK          PLANS       CAPITAL           RESTRICTED             EQUITY
                                               -------------  ------------  -------------     -------------     -------------
BALANCES, December 31, 1995............       $  11,970    $  (1,098,907)   $  9,502,671     $  10,062,529     $  18,478,263

NET INCOME, year ended
 December 31, 1996......................           --             --              --               529,582           529,582

DIVIDENDS DECLARED, $.40 per share                 --             --         (432,777)               --             (432,777)

ESOP SHARES RELEASED, 6,461 shares......           --             64,610        (108)                --               64,502

RRP STOCK AMORTIZED, 7,998 shares.......           --            115,978       --                    --              115,978

PURCHASE OF 121,216
 TREASURY SHARES.........................        (1,212)          --       (1,139,431)            (586,252)       (1,726,895)
                                             -------------  ------------  -------------        -------------      -----------
BALANCES, December 31, 1996.............         10,758         (918,319)    7,930,355          10,005,859        17,028,653

NET INCOME, three months ended March 31,
  1997 (unaudited)......................           --             --            --                193,259            193,259

DIVIDENDS DECLARED, $.10 per share
  (unaudited)...........................           --             --             5,000           (102,576)           (97,576)

ESOP SHARES RELEASED, 1,457 shares
  (unaudited)...........................           --             14,570         6,531               (988)            20,113

RRP STOCK AMORTIZED, 1,456 shares
  (unaudited)...........................           --             21,112         --                  --               21,112
                                             -------------  ------------  -------------        -------------      -----------
BALANCES, MARCH 31, 1997
 (unaudited).............................        $10,758       $(882,637)     $ 7,941,886    $10,095,554      $  17,165,561

                                              ------------  -------------  -------------     --------------      --------------


                             GATEWAY BANCORP, INC. AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE THREE MONTHS ENDED
                                                                   --------------------------
                                                                       MARCH 31,    MARCH 31,
                                                                        1997         1996
OPERATING ACTIVITIES:
                                                                     -----------  -------------
                                                                      (UNAUDITED)   (UNAUDITED)
Net income.......................................................  $   193,259  $     170,199
Adjustments to reconcile net income to net cash provided by
  operating activities-Provision for depreciation................        5,086          5,142
Amortization and accretion.......................................      (14,654)       (14,800)
Provision (credit) for deferred income taxes.....................       30,554         (3,344)
ESOP compensation................................................       20,113          3,000
RRP compensation.................................................       21,112         22,736
FHLB stock dividends.............................................      (13,700)       (12,900)
Net change in--
 Accrued interest receivable.....................................      125,912        185,949
 Other assets....................................................       (2,924)       (43,625)
 Income taxes refundable.........................................       15,323            --
 Accrued interest payable........................................        1,402          4,677
 Other liabilities...............................................       17,677         40,313
 Federal income taxes payable....................................        5,793        (17,700)
                                                                   -----------  -------------
   Net cash provided by operating activities.....................      404,953        339,647
                                                                   -----------  -------------
INVESTING ACTIVITIES:
 Net increase in loans...........................................     (933,469)      (432,049)
 Purchases of investment securities..............................      --         (10,541,057)
 Maturities of investment securities.............................    2,200,000      8,425,000
 Purchases of mortgage-backed securities.........................      --          (2,408,740)
 Principal collected on mortgage-backed securities...............    1,134,237      1,468,675
 Purchases of office properties and equipment....................         (488)       (11,468)
                                                                   -----------  -------------
   Net cash provided by (used for) investing activities..........    2,400,280     (3,499,639)
                                                                   -----------  -------------
FINANCING ACTIVITIES:
 Net increase in savings accounts................................       30,000         43,110
 Net increase (decrease) in certificates of deposit..............     (866,336)     1,124,780
 Advances from the FHLB..........................................    1,250,000         --
 Repayment of FHLB advances......................................   (1,250,000)        --
 Purchase of RRP stock
 Dividends paid..................................................      (97,576)    (1,481,417)
 Purchase of common stock........................................         --         (309,475)
                                                                   -----------  -------------
   Net cash used for financing activities........................     (933,912)      (623,002)
                                                                   -----------  -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................    1,871,321     (3,782,994)
 CASH AND CASH EQUIVALENTS, beginning of period..................    1,348,415      6,542,257
                                                                   -----------  -------------
CASH AND CASH EQUIVALENTS, end of period.........................  $ 3,219,736  $   2,759,263
                                                                   -----------  -------------
                                                                   -----------  -------------
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

 Income taxes paid...............................................  $   45,000       $  28,000
                                                                   -----------  --------------
                                                                   -----------  --------------
 Interest paid...................................................   $  588,231       $ 690,000
                                                                   -----------  --------------
                                                                   -----------  --------------


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

    The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996. The results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

(3) NET INCOME PER SHARE

    Net income per share for the three months ended March 31, 1997 and 1996 was computed using the weighted average (1,040,748 and 1,154,755, respectively) number of shares outstanding. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating net income per share.

(4) DIVIDENDS PER SHARE

    For purposes of recording dividends, dividends paid on unallocated ESOP shares are not considered dividends for financial reporting purposes, and are used for debt service. There were 15,664 and 10,764 shares released to the ESOP at March 31, 1997 and March 31, 1996, respectively. Dividends on allocated shares used for debt service are charged to retained earnings and paid by releasing additional shares to the ESOP with the same corresponding value.

(5) PURCHASE OF COMMON STOCK

    Through March 31, 1997, the Company had purchased 168,816 shares of its outstanding common stock on the open market at an aggregate cost of $2,416,160. In accordance with the 1988 amendment to the Kentucky Business Corporation Act, the purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued. The shares are available for reissuance.

(6) EMPLOYEE STOCK OWNERSHIP PLAN

    The Company has established the ESOP for employees of the Company and the Bank effective upon the Conversion. Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $500,000 for the initial purchase of the ESOP shares. The loan is due and payable in forty (40) equal quarterly installments of $12,500 beginning March 31, 1995, plus interest at the rate of 8.75% per annum. The Company will make scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period. ESOP compensation expense recorded during the three months ended March 31, 1997 and 1996 was $20,113 and $3,000, respectively.

(7) RECOGNITION AND RETENTION PLAN AND TRUST

    The Company has established a Recognition and Retention Plan and Trust ("RRP"). As of March 31, 1997, the Company had purchased 49,782 shares in the open market to fund the RRP at an aggregate cost of $721,839. As of March 31, 1997, 32,352 of the shares available under the RRP have been awarded to the Company's Board of Directors and the Bank's executive officers and other key employees, subject to vesting and other provisions of the RRP.

    At March 31, 1997, the deferred cost of unearned RRP shares totaled $539,277 and is recorded as a charge against stockholders' equity. Compensation expense will be recognized ratably over the five year vesting period only for those shares awarded. The Company recorded compensation expense related to the RRP of $21,120 and $22,736 for the three months ended March 31, 1997 and 1996, respectively.

(8) STOCK OPTION PLAN

    The Company established a Stock Option Plan (the "Plan") in 1995. A total of 124,457 shares may be issued pursuant to the Plan. Through March 31, 1997 an aggregate of 74,667 stock options have been granted to the Company's Board of Directors, and the Bank's executive officers and other key employees. These options are subject to vesting provisions as well as other provisions of the Plan. Such options were not dilutive during the three months ended March 31, 1997 and 1996. No options have been exercised as of March 31, 1997.

    No compensation expense has been recognized in these interim financial statements for the value of stock options earned as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation.

(9) SAIF INSURANCE ASSESSMENT

    Beginning January 1, 1997, the Bank's SAIF assessments were reduced to $.064 for every $100 of insured deposits, from the prior level of $.23 per $100 of insured deposits. Such reduction reflects the consequences of the 1996 legislation which eliminated the deposit insurance premium differential between SAIF-insured institutions and Bank Insurance Fund-insured institutions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FINANCIAL CONDITION

     ASSETS. Total assets decreased $.6 million, or .9%, from $66.4 million at December 31, 1996 to $65.8 million at March 31, 1997. The decrease consisted primarily of decreases in investment securities and mortgage-backed securities of $2.2 million and $1.2 million, respectively, partially offset by increases in cash and cash equivalents and loans receivable of $1.9 million and $.9 million, respectively.

    CASH AND CASH EQUIVALENTS. The $1.9 million increase in cash and cash equivalents is the result of management's decision to retain the proceeds from maturing investment securities and mortgage-backed securities in order to increase liquidity levels, and to have funds available to fund continuing loan demand.

    INVESTMENT SECURITIES. The Company's investment portfolio declined $2.2 million, or 12.6%, from $17.5 million at December 31, 1996 to $15.3 million at March 31, 1997. There were no purchases of investments during the three month period ending March 31, 1997. Proceeds from maturing investment securities of approximately $2.2 million were used to fund loan demand, increase interest-bearing cash balances, and payout maturing savings deposits.

    LOANS RECEIVABLE. Loans receivable increased $.9 million, or 4.7%, from $19.1 million at December 31, 1996 to $20.0 million at March 31, 1997. The majority of the increase was the result of single family dwelling loan originations.

    MORTGAGE-BACKED SECURITIES. Mortgage-backed securities decreased $1.2 million, or 4.3%, from $27.7 million at December 31, 1996 to $26.5 million at March 31, 1997. There were no purchases of mortgage-backed securities during the three month period. Principal repayments of approximately $1.2 million were used to fund loan demand, increase interest-bearing cash balances, and payout maturing savings deposits during the period.

    DEPOSITS. Deposits decreased $.8 million, or 1.6%, from $49.2 million at December 31, 1996 to $48.4 million at March 31, 1997. The Company continues to offer competitive interest rates on deposits, and has ample liquidity and borrowing capacity from the FHLB sufficient to meet its commitments.

    STOCKHOLDERS' EQUITY. Stockholders' equity increased $.2 million, or 1.2%, from $17.0 million at December 31, 1996 to $17.2 million at March 31, 1997. The increase was largely due to the addition of net income for the period, partially offset by the payment of a $.10 per share, regular quarterly dividend.

    RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

    NET INCOME. Net income increased $23,060, or 13.5%, from $170,199 ($.15 per share) for the three months ended March 31, 1996 to $193,259 ($.19 per share) for the three months ended March 31, 1997. The increase resulted from an increase in net interest income of $35,578 and a decrease in non-interest expense of $2,304, offset by a reduction in non-interest income of $1,808 and an increase in the provision for income taxes of $13,014.

    NET INTEREST INCOME. The $35,578, or 7.3%, increase in net interest income, from $489,436 for the three months ended March 31, 1996 to $525,014 for the comparable 1997 period, resulted from a $105,044 reduction in interest expense which was offset by a $69,466 decline in interest income.

    INTEREST INCOME. The $69,466, or 5.9%, decline in interest income, from $1,184,113 for the 1996 quarter to $1,114,647 for the 1997 quarter, resulted primarily from a decline in the level of average interest-earning assets from $51.2 million to $48.8 million. Mortgage loan interest increased by $35,770, but was offset by decreases in all other categories of interest-earning assets. Interest income from investment securities declined $48,917, or 16.3%, while interest income from interest-bearing cash balances with other institutions declined $49,498, or 57.0%. Such declines are consistent with management's plan to increase the volume of the loan portfolio, and to fund such increase from lower yielding investment securities.

    INTEREST EXPENSE. The $105,044, or 15.1%, decrease in interest expense, from $694,677 for the three months ended March 31, 1996 to $589,633 for the three months ended March 31, 1997, resulted from a decline in the average balances of interest-bearing liabilities from approximately $51.2 million to $48.8 million. During the three months ended March 31, 1997, the Bank borrowed, and subsequently repaid, $1,250,000 from the FHLB to meet short-term liquidity needs.

    PROVISION FOR LOAN LOSSES. No provision for loan losses was deemed necessary during the 1997 or 1996 quarter, reflecting the continuing low level of past due loans and adversely classified assets during both periods.

    NON-INTEREST INCOME. For the three months ended March 31, 1997 as compared to March 31, 1996, non-interest income decreased $1,808, to $4,369, the result of lower credit life insurance premiums earned due to decreased loan closings during the 1997 quarter as compared to 1996. The Company historically has not generated significant levels of non-interest income.

    NON-INTEREST EXPENSE. Non-interest expense remained fairly constant, totaling $239,455 for the 1997 quarter as compared to $241,759 for the 1996 quarter. This was accomplished primarily due to a reduction in SAIF deposit insurance premiums of $23,839, which helped offset increases in compensation and benefits expenses of $12,849 and professional services expenses of $7,951. The reduction in the SAIF insurance premiums reflects the consequences of the 1996 legislation which lowered the Bank's deposit insurance assessment from $.23 per hundred of insured deposits to $.064 per hundred. The increase in compensation and benefits reflects increased costs associated with the Company's employee benefit plans, while professional services expenses increased due to the increased costs associated with operating the Company as a public company.

    PROVISION FOR INCOME TAXES. The provision for income taxes increased $13,014, or 15.6%, from $83,655 for the 1996 period to $96,669 for the 1997 comparable quarter, due to increased pretax income. The Company's effective tax rate was 33.4% and 33.0% for the 1997 and 1996 quarter, respectively.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. At March 31, 1997, the Bank had no outstanding advances from the Federal Home Loan Bank of Cincinnati or other borrowings. During the three months ended March 31, 1997, the Bank borrowed, and subsequently repaid, $1,250,000 from the FHLB to meet short-term liquidity needs.

    Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investment and mortgage-backed securities and residential mortgage loans. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing savings certificates and savings withdrawals, to fund loan commitments and to maintain a portfolio of mortgage-backed and investment securities. At March 31, 1997, the total approved loan commitments outstanding amounted to $273,500. At the same date, there were no commitments under unused lines of credit. Certificates of deposit scheduled to mature in one year or less at March 31, 1997, totaled $20.3 million. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that with interest rates at higher levels than have been experienced in recent months, it will continue to have sufficient funds to meet its current commitments. At March 31, 1997, the Bank had a liquidity ratio of 11.2%, which exceeded the required minimum liquid asset ratio of 5.0%.

    At March 31, 1997, the Bank had regulatory capital which was well in excess of applicable limits. At March 31, 1997, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At March 31, 1997, the Bank's tangible capital was $15.1 million or 23.6% of adjusted total assets, core capital was $15.1 million or 23.6% of adjusted total assets and risk-based capital was $15.2 million or 84.0% of adjusted risk-weighted assets, exceeding the requirements by $14.1 million, $13.2 million and $13.7 million, respectively.

PART II--OTHER INFORMATION

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

Item 6.     Exhibits and Reports on Form 8-K


            a)   Exhibits:

            No.  Description                                           Page
                                                                       ----

            27   Financial Data Schedule                                E-1

            b)   No Form 8-K reports were filed during the quarter.

SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GATEWAY BANCORP, INC.


DATE: MAY 8, 1997                BY: / S/ REBECCA R. JACKSON
     ---------------                -------------------------------------
                                     REBECCA R. JACKSON, PRESIDENT AND
                                     CHIEF EXECUTIVE OFFICER



DATE: MAY 8, 1997                BY: /S/ PAMELA HOWARD
     ---------------                --------------------------------------
                                     PAMELA HOWARD, ASSISTANT SECRETARY/
                                     TREASURER (CHIEF ACCOUNTING OFFICER)