Form 10QSB
period 1997-06-30
GATEWAY BANCORP INC/KY
filed 1997-08-12
CIK 931066

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB
 (Mark One)

 [ X ]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended  June 30, 1997
                                                    --------------


                                          OR

            [    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________________ to ____________________

   Commission File Number       0-25204
                              ----------------------------------

                                  GATEWAY BANCORP, INC.
          -----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)


                KENTUCKY                                  61-1269067
        -------------------------------       ---------------------------------
        (State or other jurisdiction of       (IRS Employer Identification No.)
         incorporation or organization)


           2717 LOUISA STREET, CATLETTSBURG, KENTUCKY       41129
--------------------------------------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)


                                     (606) 739-4126
                   --------------------------------------------------
                   (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X           No
   ---------------       -------------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  As of August 8, 1997, there were issued and outstanding 1,075,754 shares of the Registrant's Common Stock.





  Transitional Small Business Disclosure Format (check one):


Yes                    No      X
    -----------------     -------------

                         GATEWAY BANCORP, INC. AND SUBSIDIARY

                                  TABLE OF CONTENTS

                                  *****************

Part I.    Financial Information

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets (as of June 30, 1997
           (unaudited) and December 31, 1996). . . . . . . . . . .     3

           Consolidated Statements of Income (for the three
           months ended June 30, 1997 and 1996 (unaudited)). . . .     4

           Consolidated Statements of Income (for the six
           months ended June 30, 1997 and 1996 (unaudited)). . . .     5

           Consolidated Statements of Changes in
           Stockholders' Equity (for the six months
           ended June 30, 1997 (unaudited) and the year
           ended December 31, 1996). . . . . . . . . . . . . . . .     6

           Consolidated Statements of Cash Flows (for the six
           months ended June 30, 1997 and 1996 (unaudited)). . . .     7

           Notes to Consolidated Financial Statements. . . . . . .  8-10

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . 11-16


Part II.   Other Information

Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . .    17

Item 2.    Changes in Securities . . . . . . . . . . . . . . . . .    17

Item 3.    Defaults Upon Senior Securities . . . . . . . . . . . .    17

Item 4.    Submission of Matters to a Vote of Security Holders . .    17

Item 5.    Other Information . . . . . . . . . . . . . . . . . . .    17

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . .    18

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

                      GATEWAY BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,
                                                                                         1997       DECEMBER 31,
                                    ASSETS                                            (UNAUDITED)       1996
                                                                                     -------------  -------------
CASH AND CASH EQUIVALENTS..........................................................  $   2,361,532  $   1,348,415
INVESTMENT SECURITIES HELD TO MATURITY.............................................     14,355,165     17,523,931
LOANS RECEIVABLE, net..............................................................     21,005,191     19,075,792
MORTGAGE-BACKED SECURITIES HELD TO MATURITY........................................     25,202,763     27,663,022
ACCRUED INTEREST RECEIVABLE........................................................        371,848        430,055
FORECLOSED REAL ESTATE.............................................................         43,963           --
OFFICE PROPERTIES AND EQUIPMENT....................................................        348,813        358,497
INCOME TAXES REFUNDABLE............................................................        105,764         15,323
OTHER ASSETS.......................................................................         33,290         23,902
                                                                                     -------------  -------------
                                                                                     $  63,828,329  $  66,438,937
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS...........................................................................  $  46,317,816  $  49,194,746
DEFERRED INCOME TAXES PAYABLE......................................................        165,288        111,808
ACCRUED INTEREST PAYABLE...........................................................         31,676         32,864
OTHER LIABILITIES..................................................................         51,372         70,866
                                                                                     -------------  -------------
  Total liabilities................................................................     46,566,152     49,410,284
                                                                                     -------------  -------------
STOCKHOLDERS' EQUITY:
  Common stock.....................................................................         10,758         10,758
  Employee benefit plans...........................................................       (846,209)      (918,319)
  Additional paid-in capital.......................................................      7,950,404      7,930,355
  Retained earnings-substantially restricted.......................................     10,147,224     10,005,859
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................     17,262,177     17,028,653
                                                                                     -------------  -------------
                                                                                     $  63,828,329  $  66,438,937
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                      GATEWAY BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                         --------------------------
                                                                                           JUNE 30,     JUNE 30,
                                                                                             1997         1996
                                                                                          (UNAUDITED)  (UNAUDITED)
                                                                                          -----------  -----------
INTEREST INCOME:
  Loans receivable-
    Mortgage loans......................................................................   $ 374,582    $  319,689
    Other loans.........................................................................      10,294        11,405
    Investment securities...............................................................     258,181       348,021
    Mortgage-backed and related securities..............................................     448,535       489,027
    Other interest-earning assets.......................................................      28,668        12,976
                                                                                          -----------   ----------
     Total interest income..............................................................   1,120,260     1,181,118
                                                                                          -----------   ----------
INTEREST EXPENSE:
  Passbook savings......................................................................      24,399        29,110
  Certificates of deposit...............................................................     546,846       658,502
  FHLB advances.........................................................................       8,899          --
                                                                                          -----------   ----------
     Total interest expense.............................................................     580,144       687,612
                                                                                          -----------   ----------
     Net interest income................................................................     540,116       493,506

PROVISION FOR LOAN LOSSES...............................................................        --            --
                                                                                          -----------   ----------
     Net interest income after provision for loan losses................................     540,116       493,506
                                                                                          -----------   ----------
NON-INTEREST INCOME:
  Gains on foreclosed real estate.......................................................        --          10,094
  Gain on investments...................................................................        --           2,000
  Other.................................................................................       2,481         2,454
                                                                                          -----------   ----------
     Total non-interest income..........................................................       2,481        14,548
                                                                                          -----------   ----------
NON-INTEREST EXPENSE:
  Compensation and benefits.............................................................     110,789        94,930
  Occupancy and equipment...............................................................       8,897         8,659
  SAIF deposit insurance premium........................................................       6,280        30,357
  Professional services.................................................................      88,001        57,442
  Other taxes...........................................................................      20,531        18,087
  Other.................................................................................      56,496        61,256
                                                                                          -----------   ----------
     Total non-interest expense.........................................................     290,994       270,731
                                                                                          -----------   ----------
INCOME BEFORE PROVISION FOR INCOME TAXES................................................     251,603       237,323
PROVISION FOR INCOME TAXES..............................................................      96,370        68,663
                                                                                          -----------   ----------
NET INCOME..............................................................................   $ 155,233    $  168,660
                                                                                          -----------   ----------
                                                                                          -----------   ----------
NET INCOME PER SHARE....................................................................   $     .14    $      .15
                                                                                          -----------   ----------
                                                                                          -----------   ----------

                      GATEWAY BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                         FOR THE SIX MONTHS ENDED
                                                                                         ------------------------
                                                                                           JUNE 30,     JUNE 30,
                                                                                             1997         1996
                                                                                         -----------  -----------
                                                                                         (UNAUDITED)   (UNAUDITED)
INTEREST INCOME:
  Loans receivable-Mortgage loans.......................................................   $ 729,684   $  639,021
  Other loans...........................................................................      19,311       23,164
  Investment securities.................................................................     509,217      647,974
  Mortgage-backed and related securities................................................     910,759      955,330
  Other interest-earning assets.........................................................      65,936       99,742
                                                                                          -----------  ----------
    Total interest income...............................................................   2,234,907    2,365,231
                                                                                          -----------  ----------
INTEREST EXPENSE:
  Passbook savings......................................................................      49,142       59,908
  Certificates of deposit...............................................................   1,106,007    1,322,381
  FHLB advances.........................................................................      14,628       --
                                                                                          -----------  ----------
    Total interest expense..............................................................   1,169,777    1,382,289
                                                                                          -----------  ----------
    Net interest income.................................................................   1,065,130      982,942

PROVISION FOR LOAN LOSSES...............................................................      --           --
                                                                                          -----------  ----------
    Net interest income after provision for loan losses.................................   1,065,130      982,942
                                                                                          -----------  ----------
NON-INTEREST INCOME:
  Gains on foreclosed real estate.......................................................      --           14,181
  Gain on investments...................................................................      --            2,000
  Other.................................................................................       6,850        4,544
                                                                                          -----------  ----------
    Total non-interest income...........................................................       6,850       20,725
                                                                                          -----------  ----------
NON-INTEREST EXPENSE:
  Compensation and benefits.............................................................     219,424      190,716
  Occupancy and equipment...............................................................      17,643       18,932
  SAIF deposit insurance premium........................................................      12,896       60,812
  Professional services.................................................................     131,615       93,105
  Other taxes...........................................................................      34,841       31,707
  Other.................................................................................     114,030      117,218
                                                                                          -----------  ----------
    Total non-interest expense..........................................................     530,449      512,490
                                                                                            -----------  ----------
INCOME BEFORE PROVISION FOR INCOME TAXES..............................................       541,531      491,177
PROVISION FOR INCOME TAXES..............................................................     193,039      152,318
                                                                                          -----------  ----------
NET INCOME..............................................................................   $ 348,492   $  338,859
                                                                                          -----------  ----------
                                                                                          -----------  ----------
NET INCOME PER SHARE....................................................................   $     .33   $      .30
                                                                                          -----------  ----------
                                                                                          -----------  ----------

                      GATEWAY BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                         RETAINED
                                                             EMPLOYEE     ADDITIONAL     EARNINGS-        TOTAL
                                                COMMON        BENEFIT       PAID-IN    SUBSTANTIALLY  STOCKHOLDERS'
                                                 STOCK         PLANS        CAPITAL      RESTRICTED      EQUITY
                                             -----------  -------------  ------------  ------------- -------------
BALANCES, December 31, 1995................   $  11,970   $  (1,098,907)  $9,502,671   $  10,062,529  $  18,478,263
NET INCOME, year ended December 31, 1996...      --            --             --             529,582        529,582
DIVIDENDS DECLARED, $.40 per share.........      --            --           (432,777)       --             (432,777)
ESOP SHARES RELEASED, 6,461 shares.........      --              64,610         (108)       --               64,502
RRP STOCK AMORTIZED, 7,998 shares..........      --             115,978       --            --              115,978
PURCHASE OF 121,216 TREASURY SHARES........      (1,212)       --         (1,139,431)       (586,252)    (1,726,895)
                                             -----------  -------------  ------------  -------------  -------------
BALANCES, December 31, 1996................      10,758        (918,319)   7,930,355      10,005,859     17,028,653
NET INCOME, six months ended June 30, 1997
  (unaudited)..............................      --            --             --             348,492        348,492
DIVIDENDS DECLARED, $.20 per share
  (unaudited)..............................      --            --              5,000        (205,151)      (200,151)
ESOP SHARES RELEASED, 2,940 shares
  (unaudited)..............................      --              29,400       15,049          (1,976)        42,473
RRP STOCK AMORTIZED, 2,946 shares
  (unaudited)..............................      --              42,710       --            --               42,710
                                             -----------  -------------  ------------  -------------  -------------
BALANCES, June 30, 1997 (unaudited)........   $  10,758   $    (846,209)  $7,950,404   $  10,147,224  $  17,262,177
                                             -----------  -------------  ------------  -------------  -------------
                                             -----------  -------------  ------------  -------------  -------------

                      GATEWAY BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                     ------------------------
                                                                                      JUNE 30,     JUNE 30,
                                                                                        1997         1996
                                                                                      ---------    ---------
OPERATING ACTIVITIES:...............................................................  (Unaudited)  (Unaudited)
  Net income........................................................................  $  348,492   $  338,859
  Adjustments to reconcile net income to net cash provided by operating activities-
    Gain on investments.............................................................       --          (2,000)
    Provision for depreciation......................................................      10,174       10,285
    Amortization and accretion......................................................     (34,091)     (45,230)
    Provision for deferred income taxes.............................................      53,480       24,873
    ESOP compensation...............................................................      42,473        6,000
    RRP compensation................................................................      42,710       45,443
    FHLB stock dividends............................................................     (28,300)     (26,000)
    Net change in--
      Accrued interest receivable...................................................      58,207       32,949
      Other assets..................................................................      (9,388)     (25,292)
      Income taxes refundable.......................................................     (90,441)    (111,555)
      Accrued interest payable......................................................      (1,188)       4,419
      Other liabilities.............................................................     (19,494)     (28,316)
                                                                                      -----------   ----------
        Net cash provided by operating activities...................................     372,634      224,435
                                                                                      -----------   ----------
INVESTING ACTIVITIES:
  Net increase in loans.............................................................  (1,973,362)    (302,183)
  Purchases of investment securities................................................       --     (13,030,499)
  Maturities of investment securities...............................................   3,200,000   12,924,030
  Sales and calls of investment securities..........................................       --         350,000
  Purchases of mortgage-backed securities...........................................       --      (4,933,375)
  Principal collected on mortgage-backed securities.................................   2,491,416    3,028,748
  Purchases of office properties and equipment......................................        (490)     (11,469)
                                                                                      -----------   ----------
      Net cash provided by (used for) investing activities..........................   3,717,564   (1,974,748)
                                                                                      -----------   ----------
FINANCING ACTIVITIES:
  Net decrease in savings accounts..................................................    (133,251)    (203,005)
  Net increase (decrease) in certificates of deposit................................  (2,743,679)     291,369
  Advances from the FHLB............................................................   3,250,000       --
  Repayment of FHLB advances........................................................  (3,250,000)      --
  Dividends paid....................................................................    (200,151)  (1,535,556)
  Purchase of common stock..........................................................       --        (937,296)
                                                                                      -----------   ----------
      Net cash used for financing activities........................................  (3,077,081)  (2,384,488)
                                                                                      -----------   ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................   1,013,117   (4,134,801)
CASH AND CASH EQUIVALENTS, beginning of period......................................  1,348,415     6,542,257
                                                                                      -----------   ----------
CASH AND CASH EQUIVALENTS, end of period............................................  $2,361,532   $2,407,456
                                                                                      -----------   ----------
                                                                                      -----------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid.................................................................  $  230,000   $  239,000
                                                                                      -----------   ----------
                                                                                      -----------   ----------
  Interest paid on deposit accounts.................................................  $1,170,965   $1,377,870
                                                                                      -----------   ----------

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

      The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996. The results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

(2)   CONVERSION TRANSACTION

      On January 18, 1995, (i) the Bank converted from a federally- chartered mutual savings and loan association to a federally-chartered stock savings bank and (ii) the Company acquired all of the common stock of the Bank in the Conversion. As part of the Conversion, the Company issued 1,244,570 shares of its Common Stock. Total proceeds of $12,445,700 were reduced by $500,000 for shares to be purchased by the Employee Stock Ownership Plan ("ESOP") and by approximately $737,200 for conversion expenses. As a result of the Conversion, the Company contributed approximately $5,900,000 of additional capital to the Bank and retained the balance of the proceeds.

(3)   NET INCOME PER SHARE

      Net income per share for the three and six months ended June 30, 1997 and 1996 was computed using the weighted average (1,041,240 and 1,140,618, respectively) number of shares outstanding. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating net income per share.

(4)   DIVIDENDS PER SHARE

      For purposes of recording dividends, dividends paid on unallocated ESOP shares are not considered dividends for financial reporting purposes, and are used for debt service. There were 17,147 and 11,014 shares released to the ESOP at June 30, 1997 and June 30, 1996, respectively. Dividends on allocated shares used for debt service are charged to retained earnings and paid by releasing additional shares to the ESOP with the same corresponding value.

(5)   PURCHASE OF COMMON STOCK

      Through June 30, 1997, the Company had purchased 168,816 shares of its outstanding common stock on the open market at an aggregate cost of $2,416,160. In accordance with the 1988 amendment to the Kentucky Business Corporation Act, the purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued. The shares are available for reissuance.

(6)   EMPLOYEE STOCK OWNERSHIP PLAN

      The Company has established the ESOP for employees of the Company and the Bank effective upon the Conversion. Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $500,000 for the initial purchase of the ESOP shares. The loan is due and payable in forty
(40) equal quarterly installments of $12,500 beginning March 31, 1995, plus interest at the rate of 8.75% per annum. The Company will make scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period. ESOP compensation expense recorded during the three and six months ended June 30, 1997 and 1996 was $22,360 and $42,473, and $3,000 and $6,000, respectively.

(7)   RECOGNITION AND RETENTION PLAN AND TRUST

      The Company has established a Recognition and Retention Plan and Trust ("RRP"). As of June 30, 1997, the Company had purchased 49,782 shares in the open market to fund the RRP at an aggregate cost of $721,839. As of June 30, 1997, 32,228 of the shares available under the RRP have been awarded to the Company's Board of Directors and the Bank's executive officers and other key employees, subject to vesting and other provisions of the RRP.

      At June 30, 1997, the deferred cost of unearned RRP shares totaled $517,679 and is recorded as a charge against stockholders' equity. Compensation expense will be recognized ratably over the five year vesting period only for those shares awarded. The Company recorded compensation expense related to the RRP of $21,598 and $42,710 for the three and six months ended June 30, 1997, and $22,707 and $45,443 for the three and six months ended June 30, 1996.

(8)   STOCK OPTION PLAN

      The Company established a Stock Option Plan (the "Plan") in 1995. A total of 124,457 shares may be issued pursuant to the Plan. Through June 30, 1997 an aggregate of 74,667 stock options have been granted to the Company's Board of Directors, and the Bank's executive officers and other key employees. These options are subject to vesting provisions as well as other provisions of the Plan. Such options were not dilutive during the three and six months ended June 30, 1997 and 1996. No options have been exercised as of June 30, 1997.

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

(10)  PENDING ACQUISITION

      On June 17, 1997, the Company entered into an Agreement and Plan of Merger ("Agreement") with Peoples Bancorp, Inc. ("Peoples"), an Ohio multi-bank holding company headquartered in Marietta, Ohio, whereby Peoples agreed to acquire the Company and the Bank. The Agreement provides for the acquisition of 100% of the Company's outstanding common stock. The purchase consideration consists of $18.75 per share of the Company's common stock, which may be paid in cash, Peoples common stock or both, at the election of each stockholder, as more fully described in the Agreement. The transaction is subject to the approval of the Company's stockholders and the receipt of all required regulatory approvals, as well as other customary conditions.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Changes in Financial Condition

General. At June 30, 1997, the Company's total assets amounted to $63.8 million as compared to $66.4 million at December 31, 1996, a decrease of $2.6 million, or 3.9%. The $2.6 million decrease consisted primarily of decreases in investment securities held to maturity and mortgage-backed securities held to maturity of $3.1 million and $2.5 million, respectively, partially offset by increases in cash and cash equivalents and loans receivable, net, of $1.1 million and $1.9 million, respectively.

Cash and Cash Equivalents. These balances consist of cash on hand and short-term (liquid) interest-bearing deposits in other financial institutions. The $1.1 million increase, from $1.3 million at December 31, 1996 to $2.4 million at June 30, 1997, was primarily due to the retention of proceeds from maturing investment securities and principal repayments on mortgage-backed securities during the period, less cash requirements to fund loan demand and maturing savings deposits.

Investment Securities. Investment securities consist primarily of U.S. Treasury and U.S. Governmental agency securities. The $3.1 million decrease, from $17.5 million at December 31, 1996 to $14.4 million at June 30, 1997, resulted from maturing securities with no corresponding reinvestments. Maturity proceeds were used primarily to fund loan commitments and maturing savings deposits.

At June 30, 1997, the market value of the Company's investment securities portfolio was less than the carrying value by approximately $150,000, as compared to an unrealized loss of approximately $100,000 at December 31, 1996. These changes in market value are not deemed to be significant and the Company intends, and has the ability, to hold its investment securities to maturity.

Mortgage-Backed Securities. Mortgage-backed securities have always been a primary component of the Company's interest-earning assets, due to the relatively low demand for competitive-rate, single family mortgage loans in the Company's lending area. The $2.5 million decrease, from $27.7 million at December 31, 1996 to $25.2 million at June 30, 1997 consisted entirely of principal repayments. Such proceeds were used primarily to fund loan commitments and maturing savings deposits.

At June 30, 1997, the market value of the Company's mortgage-backed securities portfolio exceeded the carrying value by approximately $394,000. This compared to an unrealized gain of approximately $40,000 at December 31, 1996. The Company intends, and has the ability, to hold its mortgage-backed securities to maturity.

Loans Receivable, net. Loans receivable, net, increased from $19.1 million at December 31, 1996 to $21.0 million at June 30, 1997, an increase of 9.9%. Such increase resulted from a continuing emphasis on a competitive loan pricing policy as part of the Company's strategy to increase its mortgage loan market share.

Loan Concentrations. The Company does not have a concentration of its loan portfolio in any one industry or to any one borrower. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $20.4 million, or 97.1%, of total gross loans, while consumer loans, consisting of loans secured by deposit accounts, totaled $.6 million, or 2.9%, of total gross loans outstanding at June 30, 1997.

The Company's lending is concentrated to borrowers who reside in and/or which are collateralized by real estate located in Boyd, Carter and Greenup County, Kentucky. Employment in these areas is highly concentrated in the petroleum and steel industries. Therefore, many debtors' ability to honor their contracts is dependent upon these economic sectors.

Allowance for Loan Losses. The allowance for loan losses as a percentage of total loans decreased from .47% at December 31, 1996 to .39% at June 30, 1997. The total dollar amount of the allowance remained unchanged totaling $81,000 at both periods.

There were no loans charged off or recoveries during the three and six months ended June 30, 1997 and 1996.

Total non-performing loans (non-accruing loans and accruing loans greater than 90 days delinquent) totaled $529,000 and $209,000, respectively, or 2.52% and 1.09% of total loans outstanding, respectively, at June 30, 1997 and December 31, 1996. Total non-performing assets (non-performing loans and foreclosed real estate) totaled .90% and .31% of total assets at June 30, 1997 and December 31, 1996, respectively. Of the Company's non-performing loans at June 30, 1997, $487,000 consist of seven single-family residential loans, while $42,000 consists of one commercial real estate loan.

The Company had no loans specifically classified as impaired at June 30, 1997 or 1996, and had no troubled debt restructurings during the periods then ended.

Office Properties and Equipment. The Company's net investment in facilities and equipment totaled approximately $349,000 at June 30, 1997 as compared to $358,000 at December 31, 1996.

Liabilities. The Company's liabilities consist primarily of customer deposits. Liabilities decreased $2.8 million, or 5.8%, from $49.4 million at December 31, 1996 to $46.6 million at June 30, 1997. Deposits decreased $2.9 million, or 5.9%, from $49.2 million at December 31, 1996 to $46.3 million at June 30, 1997. Such decreases can be attributed to relatively unchanged market rates of interest paid on deposits during the period when compared to higher yielding investment alternatives available to the Company's customers.


Occasionally, borrowings from the FHLB of Cincinnati are utilized to satisfy short-term liquidity needs. The Company borrowed and repaid $3.2 million from the FHLB during the six months ended June 30, 1997. The Company had no comparable borrowings during the six months ended June 30, 1996.

Stockholders' Equity. The Company's stockholders' equity totaled $17.3 million at June 30, 1997, as compared to $17.0 million at December 31, 1996. The $.3 million increase for the period ended June 30, 1997 was primarily attributable to net income for the period of $348,000 and the release of common stock to the employee benefit plans, offset by the payment of dividends.

Comparison of Operating Results for the Three Months Ended
June 30, 1997 and June 30, 1996

Net Income. Net income decreased $13,427, or 8.0%, from $168,660 for the three months ended June 30, 1996 to $155,233 for the three months ended June 30, 1997. Net income per share was $.14 and $.15 for the 1997 and 1996 quarters, respectively. The decrease resulted from decreases in interest income and non-interest income of $60,858 and $12,067, or 5.2% and 82.9%, respectively, and increases in non-interest expenses and the provision for income taxes of $20,263 and $27,707, or 7.5% and 40.4%, respectively, offset by a reduction in interest expense of $107,468, or 15.6%.

Interest Income. The $60,858 decrease in interest income, from $1,181,118 for the three months ended June 30, 1996 to $1,120,260 for the three months ended June 30, 1997 was primarily due to lower volumes of interest-earning assets, except for loans receivable, partially offset by higher yielding investment securities and mortgage-backed securities.

Interest Expense. The $107,468 decrease in interest expense, from $687,612 for the three months ended June 30, 1996 to $580,144 for the three months ended June 30, 1997 resulted primarily from a lower volume of interest-bearing liabilities, and to a lesser extent, from lower rates paid on deposits.

Provision for Loan Losses. No provision for loan losses was necessary during the 1997 or 1996 quarter ended June 30, reflecting management's determination that the allowance for loan losses was adequate at both reporting periods.
In making this determination, management makes a review of non-performing loans, the overall quality of the loan portfolio, levels of past due loans, and prior loan loss experience.

Non-Interest Income. The $12,067 decrease in non-interest income, from $14,548 for the three months ended June 30, 1996 to $2,481 for the three months ended June 30, 1997, resulted primarily from $10,094 in partial recoveries during the 1996 period of prior losses on foreclosed real estate, with no comparable recoveries during the 1997 period.

Non-Interest Expense. Non-interest expense increased $20,263, from $270,731 for the three months ended June 30, 1996 to $290,994 for the three months ended June 30, 1997. This resulted primarily from increases in compensation and benefits of $15,859 and professional services expenses of $30,559, partially offset by a reduction in SAIF deposit insurance premiums and other expenses of $24,077 and $4,760, respectively. The increase in compensation and benefits was largely due to a $16,360 increase in ESOP compensation expense for the 1997 quarter as compared to the 1996 quarter. During the 1996 quarter, the Company had more dividends available which had been paid on unallocated ESOP shares to meet debt service requirements on the ESOP loan, thus reducing the Company's required contributions in the 1996 quarter as compared to the 1997 period. The increase in professional services expenses was primarily the result of additional expenses incurred during the 1997 quarter in connection with the pending acquisition of the Company by Peoples Bancorp, Inc. See Note 10 to the Consolidated Financial Statements. The reduction in the SAIF deposit insurance premiums reflects the consequences of the 1996 legislation which lowered the Bank's deposit insurance assessment from $.23 per hundred of insured deposits to $.064 per hundred. The reduction in other expenses primarily reflects a lower Kentucky Corporate License Fee in the 1997 quarter as compared to the 1996 quarter, such fee being assessed on the stockholders' equity of Gateway, on an unconsolidated basis.

Provision for Income Taxes. The provision for income taxes increased $27,707 for the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. The increase is due to the reduction in the 1997 quarter as compared to the 1996 quarter in Kentucky net operating loss carrybacks. Gateway is subject to Kentucky income taxes on an unconsolidated basis, whereas the Bank is not.

Comparison of Operating Results for the Six Months Ended
June 30, 1997 and June 30, 1996

Net Income. Net income increased $9,633, or 2.8%, from $338,859 for the six months ended June 30, 1996 to $348,492 for the six months ended June 30, 1997. Net income per share was $.33 and $.30 for the 1997 and 1996 six month periods, respectively. The increase resulted from a decrease in interest expense of $212,512, or 15.4%, which was offset by decreases in interest income of $130,324, or 5.5%, non-interest income of $13,875, or 66.9%, and increases in non-interest expenses of $17,959, or 3.5%, and the provision for income taxes of $40,721, or 26.7%.

Interest Income. The $130,324 decrease in interest income, from $2,365,231 for the six months ended June 30, 1996 to $2,234,907 for the comparable 1997 period was primarily due to lower volumes of interest earning assets, except for loans receivable, partially offset by higher yielding investment securities and mortgage-backed securities. The average yield on interest-earning assets increased from 6.63% for the six months ended June 30, 1996 to 6.94% for the six months ended June 30, 1997.

Interest Expense. The $212,512 decrease in interest expense, from $1,382,289 for the six months ended June 30, 1996 to $1,169,777 for the comparable 1997 period resulted primarily from a lower volume of interest-bearing liabilities, and to a lesser extent, from lower rates paid on deposits. The average rate paid on interest-bearing liabilities fell to 4.89% from 5.14% for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

The difference in the yield on interest-earning assets and the rate paid on interest-bearing liabilities resulted in an interest rate spread of 2.05% for the six months ended June 30, 1997 as compared to 1.49% for the six months ended June 30, 1996, primarily due to higher yielding mortgage-backed securities and investment securities, along with the decline in rates paid on interest-bearing liabilities, offset by a slightly lower yielding loan portfolio.

Provision for Loan Losses. The Company recorded no provision for loan losses for the six months ended June 30, 1997 and 1996. Management's decision to make no provision for loan losses reflects their assessment that the current loan loss allowance is adequate. Management considers non-performing loans, past due loans, the overall quality of the loan portfolio, and prior loan loss experience in making this determination.

Non-Interest Income. The $13,875 decrease in non-interest income, from $20,725 for the six months ended June 30, 1996 to $6,850 for the six months ended June 30, 1997, resulted primarily from $14,181 in partial recoveries during the 1996 period of prior losses on foreclosed real estate, with no comparable recoveries during the 1997 period.

Non-Interest Expense. Non-interest expense increased $17,959, from $512,490 for the six months ended June 30, 1996 to $530,449 for the six months ended June 30, 1997. This resulted primarily from increases in compensation and benefits of $28,708 and professional services expenses of $38,510, partially offset by a reduction in SAIF deposit insurance premiums of $47,916. The increase in compensation and benefits was largely due to a $36,473 increase in ESOP compensation expense for the 1997 period as compared to the 1996 period. During the 1996 period, the Company had more dividends available which had been paid on unallocated ESOP shares to meet debt service requirements on the ESOP loan, thus reducing the Company's required contributions in the 1996 period as compared to the 1997 period. The increase in professional services expenses was primarily the result of additional expenses incurred during the 1997 six month period in connection with the pending acquisition of the Company by Peoples Bancorp, Inc. See Note 10 to the Consolidated Financial Statements. The reduction in the SAIF deposit insurance premiums reflects the consequences of the 1996 legislation which lowered the Bank's deposit insurance assessment from $.23 per hundred of insured deposits to $.064 per hundred.

Provision for Income Taxes. The provision for income taxes increased $40,721, from $152,318 for the six months ended June 30, 1996 to $193,039 for the comparable 1997 period, primarily due to increased pre-tax income. The effective tax rates were 35.6% and 31.0% for the six months ended June 30, 1997 and 1996, respectively. The increase in the effective tax rate resulted from the reduction in the 1997 period in available Kentucky net operating loss carrybacks which resulted in state tax refunds during the 1996 period. The Company is subject to Kentucky income taxes whereas the Bank is not.

Liquidity and Capital Resources

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. At June 30, 1997, the Bank had no outstanding advances from the Federal Home Loan Bank of Cincinnati or other borrowings. During the six months ended June 30, 1997, the Bank borrowed, and subsequently repaid, $3,250,000 from the FHLB to meet short-term liquidity needs.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investment and mortgage-backed securities and residential mortgage loans. The Bank uses its sources of funds primarily to meet its ongoing commitments, and to maintain a portfolio of mortgage-backed and investment securities. At June 30, 1997, the total approved loan commitments outstanding amounted to $168,500. At the same date, there were no commitments under unused lines of credit. Certificates of deposit scheduled to mature in one year or less at June 30, 1997, totaled $32.2 million. Management believes that a significant portion of maturing
deposits will remain with the Bank.   At June 30, 1997, the Bank had a
liquidity ratio of 21.9% which exceeded the required minimum liquid asset ratio of 5.0% of assets.

At June 30, 1997, the Bank had regulatory capital which was well in excess of applicable limits. At June 30, 1997, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At June 30, 1997, the Bank's tangible capital was $15.3 million or 24.7% of adjusted total assets, core capital was $15.3 million or 24.7% of adjusted total assets and risk-based capital was $15.4 million or 80.2% of adjusted risk-weighted assets, exceeding the requirements by $14.4 million, $13.4 million and $13.8 million, respectively.

Recent Accounting Pronouncements

In management's opinion, there are no recent accounting pronouncements which have been adopted, or pending pronouncements that, if adopted, which have had or would have a significant effect on the Company's financial position or results of operations.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          a) An annual meeting of stockholders ("Annual Meeting") was held on May 15, 1997.

          b)    Not applicable.

          c) Two matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

                1) Proposal to elect two directors for a three year term expiring in 2000 - John H. Fugeman and Harold Freedman each received votes for 945,085; not voted 128,619; withheld 2,050.

                2) Proposal to ratify the appointment by the Board of Directors of Kelley, Galloway & Company, PSC as the Company's independent auditors for the fiscal year ending December 31, 1997 - votes for 944,910; against 800; abstain 1,425; not voted 128,619.

          d)    Not applicable.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits:

                No.   Description                                          Page
                ---   -----------                                          ----

                3.1   Articles of Incorporation of Gateway Bancorp, Inc.1/

                3.2   Bylaws of Gateway Bancorp, Inc.1/

                3.3 Articles of Correction of Gateway Bancorp, Inc. dated April 11, 1995 2/

                3.4 Articles of Amendment of Gateway Bancorp, Inc. dated June 18, 1996 2/

                27    Financial Data Schedule                               E-1

--------------------------
1/ Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-84784) filed by the Registrant with the Securities and Exchange Commission ("Commission") on October 4, 1994, as amended.

2/ Incorporated by reference from the Form 10-QSB for the quarterly period ended June 30, 1996 filed by the Registrant with the Commission on August 13, 1996.

    b)    Reports on Form 8 - K

          On May 1, 1997, the Company filed a report to indicate that on April 25, 1997, Peoples Bancorp, Inc. ("Peoples"), an Ohio multi-bank holding company headquartered in Marietta, Ohio, and the Company signed a letter of intent ("Letter of Intent") providing for the acquisition by Peoples of the Company and the Bank. The Letter of Intent and a press release with respect to the Letter of Intent were filed as exhibits to the report.

          On June 24, 1997, the Company filed a report to indicate that on June 17, 1997, Peoples and the Company had entered into an Agreement and Plan of Merger ("Agreement") whereby Peoples would acquire 100% of the Company's outstanding common stock for $18.75 per share, to be payable in cash, Peoples common stock, or both, at the election of each stockholder, as more fully described in the Agreement. The transaction is subject to the approval of the Company's stockholders and the receipt of all required regulatory approvals, as well as other customary conditions. The Agreement and a press release with respect to the Agreement were filed as exhibits to the report.

SIGNATURES

    In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GATEWAY BANCORP, INC.

Date: August 8, 1997                   By:  /s/ Rebecca R. Jackson
      --------------                        -----------------------------------
                                            Rebecca R. Jackson, President and
                                            Chief Executive Officer


Date: August 8, 1997                   By:  /s/ Pamela Howard
      --------------                        -----------------------------------
                                            Pamela Howard, Assistant Secretary/
                                            Treasurer (chief accounting officer)