Form 10QSB
period 1997-09-30
GATEWAY BANCORP INC/KY
filed 1997-11-14
CIK 931066

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
    [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997
                                      ------------------
                                       OR

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from       to
                                      -----     -----

       Commission File Number             0-25204
                                      ----------------

                             GATEWAY BANCORP, INC.
       ------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

      KENTUCKY                                61-1269067
    ------------                             ------------
(State or other jurisdiction of      (IRS Employer Identification No.)
 incorporation or organization)

             2717 LOUISA STREET, CATLETTSBURG, KENTUCKY 41129
   --------------------------------------------------------------
                 (Address of principal executive offices)
                                  (Zip Code)

                                (606) 739-4126
                          --------------------------
                (Issuer's telephone number, including area code)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X     NO
   ------     ------

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    As of November 7, 1997, there were issued and outstanding 1,081,665 shares of the Registrant's Common Stock.



    Transitional Small Business Disclosure Format (check one):


YES        NO  X
   ------    ------

                      GATEWAY BANCORP, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS

                               *****************

Part I.       Financial Information

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets (as of
              September 30, 1997 (unaudited) and
              December 31, 1996)................................  3

              Consolidated Statements of Income (for
              the three months ended September 30, 1997
              and 1996 (unaudited)).............................  4

              Consolidated Statements of Income (for
              the nine months ended September 30, 1997
              and 1996 (unaudited)).............................  5

              Consolidated Statements of Changes in
              Stockholders' Equity (for the nine months
              ended September 30, 1997 (unaudited) and
              the year ended December 31, 1996).................  6

              Consolidated Statements of Cash Flows
              (for the nine months ended September 30,
              1997 and 1996 (unaudited))........................  7

              Notes to Consolidated Financial Statements.....  8-10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.. 11-16


Part II.      Other Information

Item 1.       Legal Proceedings................................  17

Item 2.       Changes in Securities............................  17

Item 3.       Defaults Upon Senior Securities..................  17

Item 4.       Submission of Matters to a Vote of
              Security Holders.................................  17

Item 5.       Other Information................................  17

Item 6.       Exhibits and Reports on Form 8-K.................  17

Signatures...................................................... 18


                      GATEWAY BANCORP, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER 30,
                                                           1997       DECEMBER 31,
                      ASSETS                            (UNAUDITED)       1996
           ------------------------------              -------------  -------------

CASH AND CASH EQUIVALENTS............................  $   5,019,588  $   1,348,415
INVESTMENT SECURITIES HELD TO MATURITY...............     12,321,549     17,523,931
LOANS RECEIVABLE, net................................     21,420,513     19,075,792
MORTGAGE-BACKED SECURITIES HELD TO MATURITY..........     23,129,509     27,663,022
ACCRUED INTEREST RECEIVABLE..........................        237,530        430,055
FORECLOSED REAL ESTATE...............................         43,963          --
OFFICE PROPERTIES AND EQUIPMENT......................        342,809        358,497
INCOME TAXES REFUNDABLE..............................         57,755         15,323
OTHER ASSETS.........................................         35,288         23,902
                                                        -------------  -------------
                                                       $  62,608,504  $  66,438,937
                                                        -------------  -------------
                                                        -------------  -------------

      LIABILITIES AND STOCKHOLDERS' EQUITY
     --------------------------------------

DEPOSITS.............................................  $  44,859,991  $  49,194,746
DEFERRED INCOME TAXES PAYABLE........................        158,499        111,808
ACCRUED INTEREST PAYABLE.............................         35,858         32,864
OTHER LIABILITIES....................................        183,978         70,866
                                                        -------------  -------------
     Total liabilities...............................     45,238,326     49,410,284
                                                        -------------  -------------

STOCKHOLDERS' EQUITY:
  Common stock.......................................         10,817         10,758
  Employee benefit plans.............................       (810,355)      (918,319)
  Additional paid-in capital.........................      8,013,803      7,930,355
  Retained earnings-substantially restricted.........     10,155,913     10,005,859
                                                        -------------  -------------
     Total stockholders' equity......................     17,370,178     17,028,653
                                                        -------------  -------------
                                                       $  62,608,504  $  66,438,937
                                                        -------------  -------------
                                                        -------------  -------------

                     GATEWAY BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME

                                                        FOR THE THREE  MONTHS ENDED
                                                        SEPTEMBER 30,  SEPTEMBER 30,
                                                            1997           1996
                                                        -------------  -------------
                                                         (UNAUDITED)    (UNAUDITED)
INTEREST INCOME:
  Loans Receivable-
   Mortgage loans....................................   $   386,149    $   333,774
   Other loans.......................................         9,833         10,203
  Investment securities..............................       221,857        344,506
  Mortgage-backed and related securities.............       422,799        494,780
  Other interest-earning assets......................        41,641         13,259
                                                         -------------  -------------
     Total interest income...........................     1,082,279      1,196,522
                                                         -------------  -------------

INTEREST EXPENSE:
  Passbook savings...................................        23,598         38,506
  Certificates of deposit............................       528,891        610,590
  FHLB advances......................................           325           --
                                                         -------------  -------------

     Total interest expense..........................       552,814        649,096
                                                         -------------  -------------
     Net interest income.............................       529,465        547,426

PROVISION FOR LOAN LOSSES............................         --             --
                                                         -------------  -------------
     Net interest income after provision
      for loan losses................................       529,465        547,426
                                                         -------------  -------------

NON-INTEREST INCOME:
  Other..............................................         4,285          3,036
                                                         -------------  -------------

     Total non-interest income.......................         4,285          3,036
                                                         -------------  -------------

NON-INTEREST EXPENSE:
  Compensation and benefits..........................       116,779         90,821
  Occupancy and equipment............................        10,529          9,110
  SAIF deposit insurance premiums....................         5,883        369,655
  Professional services..............................       189,970         15,851
  Other taxes........................................        14,310         13,620
  Other..............................................        72,203         49,951
                                                         -------------  -------------
     Total non-interest expense......................       409,674        549,008
                                                         -------------  -------------

INCOME BEFORE PROVISION FOR INCOME TAXES.............       124,076          1,454

PROVISION FOR INCOME TAXES...........................        40,196         (2,033)
                                                         -------------  -------------

NET INCOME...........................................   $    83,880    $     3,487
                                                         -------------  -------------
                                                         -------------  -------------

NET INCOME PER SHARE                                    $       .08    $       .00
                                                         -------------  -------------
                                                         -------------  -------------


                      GATEWAY BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                      FOR THE NINE MONTHS ENDED
                                                     ----------------------------
                                                        SEPTEMBER 30,  SEPTEMBER 30,
                                                            1997           1996
                                                       -------------  -------------
                                                        (UNAUDITED)    (UNAUDITED)

INTEREST INCOME:
  Loans receivable-
   Mortgage loans....................................   $ 1,115,833    $   972,795
   Other loans.......................................        29,144         33,367
  Investment securities..............................       731,074        992,480
  Mortgage-backed and related securities.............     1,333,558      1,450,110
  Other interest-earning assets......................       107,577        113,001
                                                         -----------    -----------
     Total interest income...........................     3,317,186      3,561,753
                                                         -----------    -----------

INTEREST EXPENSE:
  Passbook savings...................................        72,740        137,989
  Certificates of deposit............................     1,634,898      1,893,396
  FHLB advances......................................        14,953          --
                                                         -----------    -----------
     Total interest expense..........................     1,722,591      2,031,385
                                                         -----------    -----------

     Net interest income.............................     1,594,595      1,530,368

PROVISION FOR LOAN LOSSES............................         --             --
                                                         -----------    -----------

  Net interest income after provision
    for loan losses..................................     1,594,595      1,530,368
                                                         -----------    -----------

NON-INTEREST INCOME:
  Gains on foreclosed real estate....................         --            14,181
  Gain on investments................................         1,500          2,000
  Other..............................................         9,635          7,580
                                                         -----------    -----------
     Total non-interest income.......................        11,135         23,761

                                                         -------------  -------------
NON-INTEREST EXPENSE:
  Compensation and benefits..........................       336,203        281,537
  Occupancy and equipment............................        28,172         28,042
  SAIF deposit insurance premiums....................        18,779        430,467
  Professional services..............................       321,585        108,956
  Other taxes........................................        49,151         45,327
  Other..............................................       186,233        167,169
                                                         -----------    -----------
     Total non-interest expense......................       940,123      1,061,498
                                                         -----------    -----------

INCOME BEFORE PROVISION FOR INCOME TAXES.............       665,607        492,631

PROVISION FOR INCOME TAXES...........................       233,235        150,285
                                                         -----------    -----------

NET INCOME..........................................    $   432,372    $   342,346
                                                         -----------    -----------
                                                         -----------    -----------

NET INCOME PER SHARE                                    $       .41    $       .30
                                                         -----------    -----------
                                                         -----------    -----------


                      GATEWAY BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                       RETAINED
                                                          EMPLOYEE      ADDITIONAL     EARNINGS-        TOTAL
                                              COMMON       BENEFIT       PAID-IN     SUBSTANTIALLY  STOCKHOLDERS'
                                               STOCK        PLANS        CAPITAL      RESTRICTED       EQUITY
                                             ---------  -------------  ------------  -------------  -------------
BALANCES, December 31, 1995................  $  11,970  $  (1,098,907) $  9,502,671  $  10,062,529  $  18,478,263
NET INCOME, year ended December 31, 1996...     --           --             --             529,582        529,582
DIVIDENDS DECLARED, $.40 per share.........     --           --            (432,777)      --             (432,777)
ESOP SHARES RELEASED, 6,461 shares.........     --             64,610          (108)      --               64,502
RRP STOCK AMORTIZED, 7,998 shares..........     --            115,978       --            --              115,978
PURCHASE OF 121,216 TREASURY SHARES........     (1,212)      --          (1,139,431)      (586,252)    (1,726,895)
                                             ---------  -------------  ------------  -------------  -------------
BALANCES, December 31, 1996................     10,758       (918,319)    7,930,355     10,005,859     17,028,653
NET INCOME, nine months ended September 30,
  1997 (unaudited).........................     --           --             --             432,372        432,372
DIVIDENDS DECLARED, $.30 per share
  (unaudited)..............................     --                530         5,459       (309,306)      (303,317)
STOCK OPTIONS EXERCISED, 5,900 shares
  (unaudited)..............................         59       --              50,970         28,964         79,993
ESOP SHARES RELEASED, 4,308 shares
  (unaudited)..............................     --             43,080        27,019         (1,976)        68,123
RRP STOCK AMORTIZED, 4,438 shares
  (unaudited)..............................     --             64,354       --            --               64,354
                                             ---------  -------------  ------------  -------------  -------------
BALANCES, September 30, 1997 (unaudited)...  $  10,817  $    (810,355) $  8,013,803  $  10,155,913  $  17,370,178
                                             ---------  -------------  ------------  -------------  -------------
                                             ---------  -------------  ------------  -------------  -------------

                      GATEWAY BANCORP, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE NINE MONTHS ENDED
                                                              ----------------------------
                                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1997            1996

OPERATING ACTIVITIES:
------------------------------------------------------------  -------------  -------------
                                                               (UNAUDITED)     (UNAUDITED)
Net income..................................................   $   432,372    $   342,346
Adjustments to reconcile net income to net
 cash provided by operating activities-
  Gain on investments.......................................         1,500          2,000
  Provision for depreciation................................        16,178         15,428
  Amortization and accretion................................       (53,416)       (55,167)
  Provision for deferred income taxes.......................        46,691         (3,487)
  ESOP compensation.........................................        68,123          9,000
  RRP compensation..........................................        64,354         68,164
  FHLB stock dividends......................................       (43,300)       (39,400)
  Net change in--
    Accrued interest receivable.............................       192,525        152,917
    Other assets............................................       (11,386)       (41,415)
    Income taxes refundable.................................       (42,432)      (184,542)
    Accrued interest payable................................         2,994         14,133
    Other liabilities.......................................       113,112         13,750
    Accrued SAIF special assessment.........................         --           338,631
                                                                -------------  -------------

      Net cash provided by operating activities.............       787,315        632,358
                                                                -------------  -------------

INVESTING ACTIVITIES:
  Net increase in loans.....................................    (2,388,684)    (1,221,139)
  Purchases of investment securities........................         --       (13,280,499)
  Maturities of investment securities.......................     5,200,000     15,920,030
  Sales and calls of investment securities..................        50,000        350,000
  Purchases of mortgage-backed securities...................         --        (5,837,034)
  Principal collected on mortgage-backed securities.........     4,581,111      4,425,316
  Purchases of office properties and equipment..............          (490)       (11,469)
                                                                -------------  -------------

      Net cash provided by investing activities.............     7,441,937        345,205
                                                                -------------  -------------

FINANCING ACTIVITIES:
  Net decrease in savings accounts..........................      (294,901)      (389,142)
  Net decrease in certificates of deposit...................    (4,039,854)    (1,408,359)
  Advances from the FHLB....................................     3,250,000         --
  Repayment of FHLB advances................................    (3,250,000)        --
  Dividends paid............................................      (303,317)    (1,647,763)
  Purchase of common stock..................................         --        (1,187,046)
  Stock options exercised...................................        79,993         --
                                                                -------------  -------------

      Net cash used for financing activities................    (4,558,079)    (4,632,310)
                                                                -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............     3,671,173     (3,654,747)

CASH AND CASH EQUIVALENTS, beginning of period..............     1,348,415      6,542,257
                                                                ------------   -------------

CASH AND CASH EQUIVALENTS, end of period....................   $ 5,019,588    $ 2,887,510
                                                                ------------   -------------
                                                                ------------   -------------

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Income taxes paid.........................................   $   240,000    $   309,000
                                                                ------------   -------------
                                                                ------------   -------------
  Interest paid on deposit accounts.........................   $ 1,719,597    $ 2,017,252
                                                                -------------  -------------
                                                                -------------  -------------
Loans taken into foreclosed real estate.....................   $    43,963    $    --
                                                                -------------  -------------
                                                                -------------  -------------

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

    The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-QSB, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996. The results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

(3) NET INCOME PER SHARE

    Net income per share for the three and nine months ended September 30, 1997 and 1996 was computed using the weighted average (1,042,518 and 1,124,875, respectively) number of shares outstanding. Shares which have not been committed to be released to the ESOP are not considered to be outstanding for purposes of calculating net income per share.

(4) DIVIDENDS PER SHARE

    For purposes of recording dividends, dividends paid on unallocated ESOP shares are not considered dividends for financial reporting purposes, and are used for debt service. There were 18,515 and 14,207 shares released to the ESOP at September 30, 1997 and December 31, 1996, respectively. Dividends on allocated shares used for debt service are charged to retained earnings and paid by releasing additional shares to the ESOP with the same corresponding value.

(5) PURCHASE OF COMMON STOCK

    Through September 30, 1997, the Company had purchased 168,816 shares of its outstanding common stock on the open market at an aggregate cost of $2,416,160. In accordance with the 1988 amendment to the Kentucky Business Corporation Act, the purchase of these shares has been recorded as a purchase of common stock shares, which are authorized but unissued. The shares are available for reissuance.

(6) EMPLOYEE STOCK OWNERSHIP PLAN

    The Company has established the ESOP for employees of the Company and the Bank effective upon the Conversion. Full-time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company loaned the ESOP $500,000 for the initial purchase of the ESOP shares. The loan is due and payable in forty (40) equal quarterly installments of $12,500 beginning March 31, 1995, plus interest at the rate of 8.75% per annum. The Company will make scheduled discretionary cash contributions to the ESOP sufficient to amortize the principal and interest on the loan. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting For Employee Stock Ownership Plans." As shares are committed to be released to participants, the Company reports compensation expense equal to the average market price of the shares during the period. ESOP compensation expense recorded during the three and nine months ended September 30, 1997 was $25,650 and $68,123, respectively, and during the three and nine months ended September 30, 1996 was $3,000 and $9,000, respectively.

(7) RECOGNITION AND RETENTION PLAN AND TRUST

    The Company has established a Recognition and Retention Plan and Trust ("RRP"). As of September 30, 1997, the Company had purchased 49,782 shares in the open market to fund the RRP at an aggregate cost of $721,839. As of September 30, 1997, 32,228 of the shares available under the RRP have been awarded to the Company's Board of Directors and the Bank's executive officers and other key employees, subject to vesting and other provisions of the RRP.

    At September 30, 1997, the deferred cost of unearned RRP shares totaled $496,034 and is recorded as a charge against stockholders' equity. Compensation expense will be recognized ratably over the five year vesting period only for those shares awarded. The Company recorded compensation expense related to the RRP of $21,644 and $64,354 for the three and nine months ended September 30, 1997, and $22,721 and $68,164 for the three and nine months ended September 30, 1996.

(8) STOCK OPTION PLAN

    The Company established a Stock Option Plan (the "Plan") in 1995. A total of 124,457 shares may be issued pursuant to the Plan. Through September 30, 1997 an aggregate of 75,911 stock options have been granted to the Company's Board of Directors, and the Bank's executive officers and other key employees. These options are subject to vesting provisions as well as other provisions of the Plan. Such options were not dilutive during the three and nine months ended September 30, 1997 and 1996. 5,900 options were exercised during the three months ended September 30, 1997 at an aggregate price of $79,993, leaving options outstanding of 70,011, of which 27,327 were exercisable at September 30, 1997.

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

(10) PENDING ACQUISITION

    On June 17, 1997, the Company entered into an Agreement and Plan of Merger ("Merger"), as amended on September 2, 1997, with Peoples Bancorp, Inc. ("Peoples"), an Ohio multi-bank holding company headquartered in Marietta, Ohio, whereby Peoples agreed to acquire 100% of the Company's outstanding common stock. The purchase consideration consists of $18.75 per share of the Company's common stock, which may be paid in cash, Peoples common stock or both, at the election of each stockholder, as more fully described in the Agreement and Plan of Merger.

    The Company mailed proxy materials on October 29, 1997 to holders of record of the Company's common stock at the close of business on October 21, 1997 in connection with the Special Meeting of Stockholders ("Special Meeting") to be held on December 4, 1997. At the Special Meeting, the Company's stockholders will consider and vote upon the Agreement and Plan of Merger.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

GENERAL. At September 30, 1997, the Company's total assets amounted to $62.6 million as compared to $66.4 million at December 31, 1996, a decrease of $3.8 million, or 5.7%. The $3.8 million decrease consisted primarily of decreases in investment securities held to maturity and mortgage-backed securities held to maturity of $5.2 million and $4.6 million, respectively, partially offset by increases in cash and cash equivalents and loans receivable, net, of $3.7 million and $2.3 million, respectively.

CASH AND CASH EQUIVALENTS. These balances consist of cash on hand and short-term (liquid) interest-bearing deposits in other financial institutions. The $3.7 million increase, from $1.3 million at December 31, 1996 to $5.0 million at September 30, 1997, was primarily due to the retention of proceeds from maturing investment securities and principal repayments on mortgage-backed securities during the period, less cash requirements to fund loan demand and maturing savings deposits.

INVESTMENT SECURITIES. Investment securities consist primarily of U.S. Treasury and U.S. Governmental agency securities. The $5.2 million decrease, from $17.5 million at December 31, 1996 to $12.3 million at September 30, 1997, resulted from maturing securities with no corresponding reinvestments. Maturity proceeds were used primarily to fund loan commitments and maturing savings deposits.

At September 30, 1997, the market value of the Company's investment securities portfolio was less than the carrying value by approximately $26,000, as compared to an unrealized loss of approximately $100,000 at December 31, 1996. These changes in market value are not deemed to be significant and the Company intends, and has the ability, to hold its investment securities to maturity.

MORTGAGE-BACKED SECURITIES. Mortgage-backed securities have always been a primary component of the Company's interest-earning assets, due to the relatively low demand for competitive-rate, single family mortgage loans in the Company's lending area. The $4.6 million decrease, from $27.7 million at December 31, 1996 to $23.1 million at September 30, 1997, consisted entirely of principal repayments. Such proceeds were used primarily to fund loan commitments and maturing savings deposits.

At September 30, 1997, the market value of the Company's mortgage-backed securities portfolio exceeded the carrying value by approximately $411,000. This compared to an unrealized gain of approximately $40,000 at December 31, 1996. The Company intends, and has the ability, to hold its mortgage-backed securities to maturity.

LOANS RECEIVABLE, NET. Loans receivable, net, increased from $19.1 million at December 31, 1996 to $21.4 million at September 30, 1997, an increase of 12.0%. Such increase resulted from a continuing emphasis on a competitive loan pricing policy as part of the Company's strategy to increase its mortgage loan market share.

LOAN CONCENTRATIONS. The Company does not have a concentration of its loan portfolio in any one industry or to any one borrower. Real estate lending (both mortgage and construction loans) continues to be the largest component of the loan portfolio, representing $20.9 million, or 97.4%, of total gross loans, while consumer loans, consisting of loans secured by deposit accounts, totaled $.6 million, or 2.6%, of total gross loans outstanding at September 30, 1997.

The Company's lending is concentrated to borrowers who reside in and/or which are collateralized by real estate located in Boyd, Carter and Greenup County, Kentucky. Employment in these areas is highly concentrated in the petroleum and steel industries. Therefore, many debtors' ability to honor their contracts is dependent upon these economic sectors.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses as a percentage of total loans decreased from .42% at December 31, 1996 to .38% at September 30, 1997. The total dollar amount of the allowance remained unchanged totaling $81,000 at both periods.

There were no loans charged off or recoveries during the three and nine months ended September 30, 1997 and 1996.

Total non-performing loans (non-accruing loans and accruing loans greater than 90 days delinquent) totaled $518,000 and $209,000, respectively, or 2.42% and 1.09% of total loans outstanding, respectively, at September 30, 1997 and December 31, 1996. Total non-performing assets (non-performing loans and foreclosed real estate) totaled .90% and .31% of total assets at September 30, 1997 and December 31, 1996, respectively. Of the Company's non-performing loans at September 30, 1997, $478,300 consist of eight single-family residential loans, while $39,700 consists of one commercial real estate loan.

The Company had no loans specifically classified as impaired at September 30, 1997 or 1996, and had no troubled debt restructurings during the periods then ended.

OFFICE PROPERTIES AND EQUIPMENT. The Company's net investment in facilities and equipment totaled approximately $343,000 at September 30, 1997 as compared to $358,000 at December 31, 1996.

LIABILITIES. The Company's liabilities consist primarily of customer deposits. Liabilities decreased $4.2 million, or 8.5%, from $49.4 million at December 31, 1996 to $45.2 million at September 30, 1997. Deposits decreased $4.3 million, or 8.7%, from $49.2 million at December 31, 1996 to $44.9 million at September 30, 1997. Such decreases are attributed by management to relatively unchanged market rates of interest paid on deposits during the period when compared to higher yielding investment alternatives available to the Company's customers.

Occasionally, borrowings from the FHLB of Cincinnati are utilized to satisfy short-term liquidity needs. The Company borrowed and repaid $3.2 million from the FHLB during the nine months ended September 30, 1997. The Company had no comparable borrowings during the nine months ended September 30, 1996.

STOCKHOLDERS' EQUITY. The Company's stockholders' equity totaled $17.4 million at September 30, 1997, as compared to $17.0 million at December 31, 1996. The $.4 million increase for the period ended September 30, 1997 was primarily attributable to net income for the period of $432,372, the release of common stock to the employee benefit plans, and the payments received by the Company in connection with the issuance of 5,900 common shares for stock options exercised, offset by the payment of dividends.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

NET INCOME. Net income increased $80,393, from $3,487 for the three months ended September 30, 1996 to $83,880 for the three months ended September 30, 1997. Net income per share was $.08 and $.00 for the 1997 and 1996 quarters, respectively. The increase resulted primarily from decreases in interest expense and non-interest expense of $96,282 and $139,334, or 14.8% and 25.4%, respectively, offset by a reduction in interest income of $114,243, or 9.5%, and an increase in the provision for income taxes of $42,229. If not for the one-time assessment by the Federal Deposit Insurance Corporation to restore the Savings Association Insurance Fund ("SAIF") to the statutorily prescribed level of 1.25% of insured deposits, net income for the 1996 quarter would have been $226,983, or $.20 per share.

INTEREST INCOME. The $114,243 decrease in interest income, from $1,196,522 for the three months ended September 30, 1996 to $1,082,279 for the three months ended September 30, 1997, was primarily due to lower volumes of interest-earning assets, except for loans receivable and interest-bearing cash balances, partially offset by higher yielding investment securities and mortgage-backed securities. The reduction in the level of interest earning assets is attributable to the use of cash to fund savings deposit withdrawals which totaled $1,457,825 for the three months ended September 30, 1997. The Company continues to offer competitive interest rates on all deposit instruments.

INTEREST EXPENSE. The $96,282 decrease in interest expense, from $649,096 for the three months ended September 30, 1996 to $552,814 for the three months ended September 30, 1997, resulted primarily from a lower volume of interest-bearing liabilities during the 1997 quarter as compared to the 1996 quarter, and to a lesser extent, from lower rates paid on deposits.

PROVISION FOR LOAN LOSSES. The Company recorded no provision for loan losses for the three months ended September 30, 1997 and 1996. Management's decision to make no provision for loan losses reflects their assessment that the current loan loss allowance is adequate. Management considers non-performing loans, past due loans, the overall quality of the loan portfolio, and prior loan loss experience in making this determination.

NON-INTEREST INCOME. Non-interest income increased slightly, from $3,036 for the three months ended September 30, 1996 to $4,285 for the three months ended September 30, 1997. Historically, non-interest income has not been a significant component of the Company's net income, or operations.

NON-INTEREST EXPENSE. Non-interest expense decreased $139,334, from $549,008 for the three months ended September 30, 1996 to $409,674 for the three months ended September 30, 1997. The decrease was primarily attributable to a reduction during the 1997 quarter as compared to the 1996 quarter in SAIF deposit insurance premiums of $363,772, partially offset by increases in professional services, compensation and benefits and other non-operating expenses of $174,119, $25,958 and $22,252, respectively. The decrease in SAIF deposit insurance premiums resulted from the 1996 one-time assessment of $338,631, along with lower 1997 premiums due to a reduced premium rate, from $.23 per hundred of insured deposits during 1996 to $.064 per hundred during 1997, along with lower levels during 1997 of insured deposits. Professional services and other non-operating expenses increased due to increased costs associated with the Merger. Compensation and benefits increased primarily due to a $22,650 increase in ESOP compensation expense attributable to a reduction in the 1997 quarter as compared to the 1996 quarter in dividends on unallocated ESOP shares available for debt service on the ESOP loan.

PROVISION FOR INCOME TAXES. The provision for income taxes increased $42,229 for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 due to the $122,622 increase in pretax income.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

NET INCOME. Net income increased $90,026, or 26.3%, from $342,346 for the nine months ended September 30, 1996 to $432,372 for the nine months ended September 30, 1997. Net income per share was $.41 and $.30 for the 1997 and 1996 nine month periods, respectively, an increase of 36.7%. The increase resulted primarily from decreases in interest expense and non-interest expense of $308,794 and $121,375, or 15.2% and 11.4%, respectively, offset by decreases in interest income and non-interest income of $244,567 and $12,626, or 6.9% and 53.1%, respectively, and an increase in the provision for income taxes of $82,950, or 55.2%. Earnings would have been $565,842 or $.50 per share, for the 1996 nine month period if not for the one-time SAIF assessment.


INTEREST INCOME. The $244,567 decrease in interest income, from $3,561,753 for the nine months ended September 30, 1996 to $3,317,186 for the nine months ended September 30, 1997, was primarily due to lower volumes of interest-earning assets during the 1997 period as compared to the 1996 period, except for loans receivable, partially offset by higher yielding investment securities and mortgage-backed securities. The reduction in the level of interest earning assets is attributable to the use of cash to fund savings deposit withdrawals which totaled $4,334,755 for the nine months ended September 30, 1997. The Company continues to offer competitive interest rates on all deposit instruments.

INTEREST EXPENSE. The $308,794 decrease in interest expense, from $2,031,385 for the nine months ended September 30, 1996 to $1,722,591 for the nine months ended September 30, 1997, was primarily due to the lower volume of interest-bearing liabilities during the 1997 nine month period as compared to the 1996 period, and to a lesser extent, from lower rates paid on deposits.

PROVISION FOR LOAN LOSSES. The Company recorded no provision for loan losses for the nine months ended September 30, 1997 and 1996. Management has determined that the allowance for loan losses is adequate during both periods after considering non-performing loans, past due loans, the overall quality of the loan portfolio, and prior loan loss experience.

NON-INTEREST INCOME. The $12,626 decrease in non-interest income, from $23,761 for the nine months ended September 30, 1996 to $11,135 for the nine months ended September 30, 1997, was primarily the result of $14,181 during the 1996 period of partial recoveries on prior years foreclosed real estate loans, with no comparable recoveries during the 1997 nine month period.

NON-INTEREST EXPENSE. Non-interest expense decreased $121,375, from $1,061,498 for the nine months ended September 30, 1996 to $940,123 for the nine months ended September 30, 1997. The decrease was primarily due to a reduction in the 1997 period as compared to the 1996 period in SAIF deposit insurance premiums of $411,688, partially offset by increases in compensation and benefits of $54,666, professional services expenses of $212,629, and other non-operating expenses of $19,064. The decrease in SAIF deposit insurance premiums resulted from the 1996 special assessment along with the reduced 1997 premiums referred to above. Professional services and other non-operating expenses increased primarily due to increased costs associated with the Merger. Compensation and benefits increased primarily due to a

$59,123 increase in ESOP compensation expense caused by the reduction in dividends during the 1997 period available for debt service, as noted above.

PROVISION FOR INCOME TAXES. The provision for income taxes increased $82,950 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, due to the $172,976 increase in pretax income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. At September 30, 1997, the Bank had no outstanding advances from the Federal Home Loan Bank of Cincinnati or other borrowings. During the nine months ended September 30, 1997, the Bank borrowed, and subsequently repaid, $3,250,000 from the FHLB to meet short-term liquidity needs.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits. On a longer-term basis, the Bank maintains a strategy of investing in various investment and mortgage-backed securities and residential mortgage loans. The Bank uses its sources of funds primarily to meet its ongoing commitments, and to maintain a portfolio of mortgage-backed and investment securities. At September 30, 1997, the total approved loan commitments outstanding amounted to $163,000. At the same date, there were no commitments under unused lines of credit. Certificates of deposit scheduled to mature in one year or less at September 30, 1997, totaled $30.3 million. Management believes that a significant portion of maturing deposits will remain with the Bank. At September 30, 1997, the Bank had a liquidity ratio of 25.4% which exceeded the required minimum liquid asset ratio of 5.0% of assets.

At September 30, 1997, the Bank had regulatory capital which was well in excess of applicable limits. At September 30, 1997, the Bank was required to maintain tangible capital of 1.5% of adjusted total assets, core capital of 3.0% of adjusted total assets and risk-based capital of 8.0% of adjusted risk-weighted assets. At September 30, 1997, the Bank's tangible capital was $15.5 million or 25.6% of adjusted total assets, core capital was $15.5 million or 25.6% of adjusted total assets and risk-based capital was $15.6 million or 81.7% of adjusted risk-weighted assets, exceeding the requirements by $14.6 million, $13.7 million and $14.1 million, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In management's opinion, there are no recent accounting pronouncements which have been adopted, or pending pronouncements that, if adopted, which have had or would have a significant effect on the Company's financial position or results of operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties, that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which Gateway operates), the impact of competition for Gateway's customers from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which Gateway has no control), and other risks detailed in this Form 10-Q and in Gateway's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Gateway undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents Gateway files from time to time with the Securities and Exchange Commission.

PART II--OTHER INFORMATION

Item 1.       Legal Proceedings
              -----------------
              There are no material legal proceedings to which the Registrant or any of its subsidiaries is a part, or to which any of
              their property is subject.

Item 2.       Changes in Securities
              ---------------------
              Not applicable.

Item 3.       Defaults Upon Senior Securities
              -------------------------------
              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------
              Not applicable.

Item 5.       Other Information
              -----------------
              Not applicable.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              a) Exhibits:

               NO.        DESCRIPTION                                          PAGE
            -------     --------------                                        ------

              3.1       ARTICLES OF INCORPORATION OF GATEWAY BANCORP, INC.1/

              3.2       BYLAWS OF GATEWAY BANCORP, INC.1/

              3.3       ARTICLES OF CORRECTION OF GATEWAY BANCORP, INC.
                        DATED APRIL 11, 1995 2/

              3.4       ARTICLES OF AMENDMENT OF GATEWAY BANCORP, INC.
                        DATED JUNE 18, 1996 2/

              27        FINANCIAL DATA SCHEDULE                                E-1


------------------------

(1) / Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-84784) filed by the Registrant with the Securities and Exchange Commission ("Commission") on October 4, 1994, as amended.

(2) / Incorporated by reference from the Form 10-QSB for the quarterly period ended June 30, 1996 filed by the Registrant with the Commission on August 13, 1996.

         (b) No Form 8-K reports were filed during the quarter.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GATEWAY BANCORP, INC.


Date: November 7, 1997       By: /S/ Rebecca R. Jackson
                             -----------------------------------------------
                             Rebecca R. Jackson, President and
                             Chief Executive Officer



Date: November 7, 1997       By: /S/ Pamela Howard
                             -----------------------------------------------
                             Pamela Howared, Assistant Secretary/
                             Treasurer (Chief Accounting Officer)